Form 10-Q
period 1995-03-31
LUTHERAN BROTHERHOOD REALTY FUND I
filed 1995-05-12
CIK 821365

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549


(Mark One)

        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1995

                                     OR

       (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 0-17617


                    LUTHERAN BROTHERHOOD REALTY FUND I,
                     a California limited partnership
           (Exact name of registrant as specified in its charter)

California                                                  94-3046442
(State or other jurisdiction        (I.R.S. Employer Identification No.)
of incorporation or organization)

                          625 Fourth Avenue South
                        Minneapolis, Minnesota 55415
                  (Address of principal executive offices)


                              (612) 339-8091
           (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X              No

                      PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

In the opinion of Lutheran Brotherhood Real Estate Products Company (the "General Partner"), the General Partner of Lutheran Brotherhood Realty Fund I, a California limited partnership (the "Partnership"), all adjustments necessary for a fair presentation of the Partnership's results have been made in the following financial statements for the interim periods presented. All such adjustments are of a recurring nature. However, such financial statements are unaudited and subject to any year-end adjustments that may be necessary.

                     LUTHERAN BROTHERHOOD REALTY FUND I
                                 BALANCE SHEET
                                  (thousands)

                                          (Unaudited)
                                            March 31,  December 31,
                                              1995         1994
                                          ----------   ------------
ASSETS
Real estate investment, at cost:
  Land                                       $  636      $  636
  Buildings                                   1,612       1,612
                                             ------       -----
                                              2,248       2,248
  Less: Accumulated depreciation               (281)       (268)
                                             ------       -----
                                              1,967       1,980

Investments in Joint Ventures                 2,116       2,095
Cash and cash equivalents                       585         521
Deferred charges (net) and other assets         101         122
                                             ------       -----

  Total Assets                               $4,769      $4,718
                                             ======      ======

LIABILITIES AND PARTNERS' EQUITY
Payables to affiliates                       $   24      $   23
Property taxes payable                           32
Other liabilities                                 4
                                             ------       -----
  Total Liabilities                              60          23
                                             ------       -----
Partners' Equity
  Limited Partners' - 63,803 units
  outstanding in 1994 and 1993                4,700       4,687
  General Partner                                 9           8
                                             ------       -----
  Total Partner's Equity                      4,709       4,695
                                             ------       -----

  Total Liabilities and Partners'            $4,769      $4,718
       Equity                                ======      ======

                          See accompanying notes

                       LUTHERAN BROTHERHOOD REALTY FUND I
                             STATEMENT OF OPERATIONS
                                   (Unaudited)
                     (thousands except per share amounts)

                                              Three Months Ended
                                                  March 31,
                                              1995        1994
                                              ----        ----
Revenue:
   Rental                                    $  133       $ 127
   Interest                                       7           3
                                             ------       -----
        Total revenue                           140         130
                                             ------       -----
Expenses:
   Property operations                           49          42
   Depreciation and amortization                 22          16
   Administrative                                40          33
                                             ------       -----
        Total expenses                          111          91
                                             ------       -----

Net income from operations                       29          39

Income from Joint Ventures                       49          27
                                             ------       -----
Net income                                   $   78      $   66
                                             ======      ======
Net income per weighted average
number of limited partnership units          $ 1.22      $ 1.04
                                             ======      ======
Weighted average number of
limited partnership units outstanding        63,803      63,803
                                             ======      ======
Distributions per weighted average
limited partnership units outstanding        $ 1.00      $ 1.00
                                             ======      ======

                           See accompanying notes.

                     LUTHERAN BROTHERHOOD REALTY FUND I
                       STATEMENT OF PARTNERS' EQUITY
                FROM DECEMBER 31, 1992 THROUGH MARCH 31, 1995
                               (in thousands)

                                                                  Total
                                            General   Limited   Partners'
                                            Partner   Partners   Equity

Balance at December 31, 1992                   2       4,593      4,595

  Net income                                   3         295        298

  Distributions to Limited Partners                     (255)      (255)
                                           -----       -----      -----

Balance at December 31, 1993                   5       4,633      4,638

  Net income                                   3         309        312

  Distributions to Limited Partners                     (255)      (255)
                                           -----       -----      -----
Balance at December 31, 1994                   8       4,687      4,695

  Net income                                   1          77         78

  Distributions to Limited Partners                      (64)       (64)
                                           -----       -----      -----

Balance at March 31, 1995                  $   9      $4,700     $4,709
                                           =====      ======     ======

                              See accompanying notes.

                       LUTHERAN BROTHERHOOD REALTY FUND I
                             STATEMENT OF CASH FLOW
                                   (Unaudited)
                                   (thousands)

                                                   Three Months Ended
                                                        March 31,
                                                      1995    1994
                                                      ----    ----

Net Income                                            $ 78    $ 66

Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
Depreciation and amortization                           22      16

Changes in assets and liabilities:
  Other assets                                          (9)    (12)
  Payable to affiliates                                  1      17
  Property taxes payable                                32      32
  Other accrued operating expenses                       4      (2)
                                                     -----   -----
Net cash provided by operating activities              128     117
                                                     -----   -----
Cash flows from investing activities:
  Capital improvements                                  (3)
  Tenant Reimbursements - capital improvements          23
  Capital Infusion to Minnetonka 300/400                       (80)
  Distributions from joint ventures                     29      64
  Equity in joint venture earnings                     (49)    (27)
                                                     -----   -----
Net cash provided by (used in) investing
activities                                               0     (43)
                                                     -----   -----
Cash flows from financing activities:
Distributions to partners                              (64)    (64)
                                                     -----   -----
Net cash used in financing activities                  (64)    (64)
                                                     -----   -----
Net increase (decrease) in cash and cash
equivalents                                             64      10

Cash and cash equivalents at beginning of period       521     562
                                                     -----   -----
Cash and cash equivalents at end of period           $ 585   $ 572
                                                     =====   =====
Supplemental Schedules:
  Interest paid                                      $   0   $   0
  Income taxes paid                                  $   0   $   0

                           See accompanying notes.

Note 1.  Organization and Partnership Matters

Termination of the Offering

The Partnership's offering expired on February 11, 1989, having raised a total of $6,365,000 in contributed capital (including Initial Limited Partner's Contribution) from which the Partnership netted $5,719,000 after underwriting commissions and registration expenses.

Note 2.  Net Income Per Partnership Unit

The Partnership Agreement of the Partnership ("Partnership Agreement") provides for net income and net losses from operations for financial reporting purposes to be allocated 99% to the Limited Partners and 1% to the General Partner. Net income per weighted average number of Limited Partnership Units is computed by dividing net income allocated to the Limited Partners by the weighted average number of Limited Partnership Units outstanding. Per unit information has been computed based on 63,803 weighted average units outstanding at both March 31, 1995 and March 31, 1994.

Note 3.  Real Estate Investments

On September 29, 1989, the Partnership restructured (the "Restructure") its investment portfolio by consummating the following agreements entered into as of June 30, 1989. The Restructure completely eliminated the Partnership's debt.

Worthington Green Associates

Pursuant to a joint venture agreement, Lutheran Brotherhood ("LB"), the parent of the General Partner contributed $6,161,595 cash for an 84% interest in the joint venture. The Partnership deeded the Village at Worthington Green ("Village") for a 16% interest in the joint venture and $6,161,595 cash. On December 1, 1989, the agreement was revised to increase the Partnership's interest in the joint venture to 19.3% in exchange for an additional $200,000 in cash.

Northwest Distribution Center

Pursuant to a purchase agreement with LB which was assigned to LB from the General Partner, the Partnership purchased the Northwest Distribution Center ("NWDC"), a bulk warehouse/distribution center located in New Hope, Minnesota, for $2,256,750.

Minnetonka 225 Associates

Pursuant to a joint venture agreement with LB, the Partnership contributed $606,430 cash for a 33% interest in a joint venture which owns and operates a multi-tenant office/warehouse facility located in Minnetonka, Minnesota.

Minnetonka 300 & 400 Associates

Pursuant to a joint venture agreement with LB, the Partnership contributed $891,089 cash for a 33% interest in a joint venture which owns and operates two multi-tenant office/warehouse facilities located in Minnetonka, Minnesota.

At March 31, 1995 the assets and liabilities of the joint ventures were as follows (in thousands):

                                        Minnetonka  Minnetonka  Worthington
                                           225      300 & 400     Green
                                        Associates  Associates  Associates

     Land                                  $  369     $  687     $  837
     Property less depreciation             1,197      1,924      4,195
     Deferred charges (net)
       and other assets                       332        454        852
                                           ------     ------     ------
                                            1,898      3,065      5,884
     Liabilities                               26        111         41
                                           ------     ------     ------
     Net assets                            $1,872     $2,954     $5,843
                                           ======     ======     ======

Revenues and expenses of the joint ventures for the period from January 1, 1995 through March 31, 1995 were as follows (in thousands):

     Revenues                              $  109     $  151     $  282
     Property taxes                           (12)       (34)       (34)
     Management fee                            (5)        (7)        (7)
     Other operating expenses                 (22)       (32)       (80)
     Depreciation                             (18)       (39)       (65)
                                           ------     ------     ------
     Net income                                52         39         96

     Partnership interest                    33.3%      33.3%      19.3%
     Partnership income                    $   17     $   13     $   19
                                           ------     ------     ------
     Total income from joint ventures                            $   49
                                                                 ======

Note 4.  Commitments, Contingencies, and Subsequent Events

Commitments

Under the Partnership Agreement, the Partnership is required to maintain reasonable reserves for normal repairs, replacements, working capital, and contingencies in an amount equal to at least 3% of Capital Contributions.

In the event expenditures are made from these reserves, a portion of the cash generated from operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including demand deposits and Treasury securities, at March 31, 1995 and December 31, 1994 were in excess of 3% of Capital Contributions.

Pending Litigation

The Partnership is not a party to, nor is any of the Partnership's property the subject of, any material legal proceedings.

Subsequent Distribution

Subsequent to quarter end, but as of March 31, 1995, the Partnership paid distributions totaling $63,803, to the Limited Partners at the rate of 4% per annum on the Limited Partners' invested capital.

Note 5.  Fees and Reimbursements

For the three months ended March 31, 1995 and 1994, the Partnership was allocated $20,002 and $16,800, respectively, in partnership administrative expenses by the General Partner and other affiliated entities.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Partnership was formed to engage in the business of acquiring and operating income-producing real properties and holding the properties for investment. The Partnership's public offering commenced on December 4, 1987, and expired on February 11, 1989. The offering raised a total of $6,365,000 in contributed capital (including the Initial Partners' contributions) from which the Partnership netted $5,719,000 after underwriting and registration expenses.

The Partnership completed its start-up and investment-in-properties phases in 1989 and is currently in an operational phase in which the Partnership's activities will be focused on efforts to increase income and distributions to Limited Partners through active management of the Partnership's properties.

Currently, the Partnership owns a warehouse/distribution center in New Hope, Minnesota and is a co-venturer in three joint ventures holding four residential and commercial properties. See Part I, Item 1, Note 3, Real Estate Investments, for a description of the September, 1989 restructure of the Partnership's investment portfolio pursuant to which the Partnership acquired its interest in these properties.


RESULTS OF OPERATIONS

Gross rental revenues for NWDC were relatively flat because occupancy levels were at 100% during the first quarters of 1995 and 1994. Depreciation and amortization expense increased 38% from $16,000 to $22,000, primarily as a result of the capitalization of additional tenant improvements late in 1994. Other operating expenses increased 16% from $42,000 to $49,000, due to a new tenant security system and sprinkler repairs in 1995 and tenant reimbursements received in the first quarter of 1994 from prior year repairs.

The Partnership's share of Joint Venture income nearly doubled to $49,000 during the first quarter of 1995 from $27,000 in the first quarter of 1994, primarily due to significantly improved operating results at the Minnetonka 225 property. The Partnership's share of income from the Minnetonka 225 Joint Venture was $17,000 during the first quarter of 1995 compared to a loss of $5,000 during the first quarter of 1994. The occupancy level at Minnetonka 225 increased 37% in the first quarter of 1995 compared to the first quarter of 1994. In addition, there were unusually high operating expense reimbursements paid to tenants during the first quarter of 1994. These reimbursements primarily related to prior year property tax refunds received on the property in 1993. Overall expenses for the property increased slightly in 1995.

Gross rental revenue at Minnetonka 300/400 rose 12% during the first quarter of 1995 compared to the first quarter in 1994, primarily due to an increase of 18% in the occupancy rate at Minnetonka 300. However, this increase was offset by an increase in depreciation expense of 86% between the same periods. This increase resulted from capitalized roof replacement costs at Minnetonka 300 that were completed in December, 1994. Minnetonka 400's occupancy rate was 100% during both periods. As a result of all of these actions, the Partnership's share of income from this joint venture decreased to $13,000 during the first quarter of 1995 compared to $15,000 during the first quarter in 1994.

Occupancy levels at Worthington Green remained at 97% during both periods. Gross rental revenues increased only 4% due to slight increases in rental rates. There was little change in total operating expenses between periods. As a result, the Partnership's share of income from this joint venture increased slightly to $19,000 during the first quarter of 1995 from $17,000 during the first quarter of 1994.

INFLATION

The moderate inflation experienced in 1994 had little effect on the Partnership's operations. It is anticipated that during 1995, inflation will continue at a moderate level and that the Partnership's operations will not be significantly influenced by inflation.

LIQUIDITY AND CAPITAL RESOURCES

Northwest Distribution Center

NWDC is 100% occupied and the next lease expiration is not until April of 1997 when 17% of the property comes up for renewal. The market for bulk warehouse buildings continues to be strong. The relatively high demand for additional space together with low supply have allowed property owners to increase rental rates and maintain strong occupancies in late 1994 and early 1995. These conditions are not expected to change through at least late 1995 since new development is not keeping pace with demand for functional bulk-type space.

The Village at Worthington Green

Occupancy at The Village averaged 94% during the first quarter of 1995. The property's market area, Worthington, continues to see employment and housing growth, including single and multi-family developments. Due to continued new development competition, monthly rents at The Village saw little positive change during the quarter. However, management is reducing the concessions necessary to attract new tenants to The Village.

Management visited The Village during March of 1995. Several potential developments relating to road improvements within the Worthington/Dublin areas may impact The Village, with the potential for either increasing or reducing the property's value. These developments will be watched closely. Consideration is also being given to enhancing the marketability of the property by the addition of car ports and other amenities, provided that they are economically feasible. During 1995, several roofs will be replaced, the parking areas overlayed and other interior upgrades performed in order for the property to maintain peak desirability.

Minnetonka Industrial Properties

Minnetonka 225's occupancy level at the end of the first quarter of 1995 was 100%, Minnetonka 300's was approximately 73% and Minnetonka 400's was 100%. Minnetonka 300's occupancy is expected to rise to 100% as of May 1, 1995. However, Minnetonka 400's occupancy will be reduced to 78% effective July 1, 1995 due to a tenant exercising its option to terminate its lease on that date. Management believes that this termination is actually favorable to the Minnetonka 300/400 properties due to that tenant's significant parking requirement, which has negatively impacted tenant retention in Minnetonka
300. Roof replacements are scheduled for both Minnetonka 225 and Minnetonka 400 in July of 1995 at a total cost of approximately $425,000.

The Office/warehouse market for the Southwest Twin Cities geographic area is the strongest such market in the Twin Cities with vacancy less than 9% currently. Rents are increasing as demand for this type of property exceeds supply. New development comprising approximately 6% of this market's supply is currently planned and under pre-leasing; it is expected that ground on these projects will be broken during the summer of 1995. Much of this new development is expected to be filled by growth as opposed to relocations in the market area.
               _____________________________________________

At March 31, 1995, the Partnership held cash and cash equivalents of $585,000. The Partnership improved its cash position by $64,000 during the quarter as a result of net cash provided from operating activities of $128,000 offset by distributions to Partners of $64,000.

The Partnership has sufficient cash and cash equivalents to meet its 3% required reserve.

Cash provided from operations in 1995 is expected to be sufficient to satisfy substantially all of the Partnership's working capital and normal capital expenditure needs. During the first quarter, the Partnership's share of capital expenditures was approximately $24,000. An additional $261,000 in capital expenditures is anticipated during the remainder of 1995. However, cash provided from operations in 1995 may not be sufficient to provide anticipated distributions to the Limited Partners for the entire year. The Partnership may borrow funds from the General Partner to provide cash for distributions to Limited Partners but it is not anticipated that such borrowing will occur.

It is not anticipated that the Partnership will acquire additional properties or additional interests in joint ventures which own properties. During the holding period of the properties, cash flow from operations is expected to contribute to the liquidity of the Partnership as the Partnership's primary objective is to generate current income. Secondarily, the General Partner's intent is to realize an increased value for the properties at sale, thus enhancing the Partnership's ability to make surplus funds distributions to the Limited Partners upon such property sales.

                             PART II.  Other Information

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  No exhibits are filed as part of this report.

    (b) There were no reports on Form 8-K filed during the quarter ended March 31, 1995.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        LUTHERAN BROTHERHOOD REALTY FUND I,
                                        a California limited partnership

                                        By:    Lutheran Brotherhood Real
                                               Estate Products Company,
                                               Its General Partner




Date: May 12, 1995                      By: /s/ Mitchell F. Felchle
                                            Mitchell F. Felchle
                                            President



Date: May 12, 1995                      By: /s/ Anita J. T. Young
                                            Anita J. T. Young
                                            Treasurer
                                            (Chief Financial Officer)