Form 10-Q/A
period 1995-03-31
LUTHERAN BROTHERHOOD REALTY FUND I
filed 1995-08-14
CIK 821365

[ARTICLE] 5
[LEGEND]
This schedule contains summary financial information extracted from Lutheran Brotherhood Realty Fund I Form 10-Q for the Quarter ended March 31, 1995 and is qualified in its entirety by reference to such Form 10-Q.
[/LEGEND]
[MULTIPLIER] 1,000

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1995
[PERIOD-START]                             JAN-01-1995
[PERIOD-END]                               MAR-31-1995
[CASH]                                             585
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                   585
[PP&E]                                            2248
[DEPRECIATION]                                     281
[TOTAL-ASSETS]                                    4769
[CURRENT-LIABILITIES]                               60
[BONDS]                                              0
[COMMON]                                             0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                        4709
[TOTAL-LIABILITY-AND-EQUITY]                      4769
[SALES]                                            133
[TOTAL-REVENUES]                                   189
[CGS]                                               71
[TOTAL-COSTS]                                       71
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                                     78
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                 78
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                        78
[EPS-PRIMARY]                                        0
[EPS-DILUTED]                                        0