Form 10-Q
period 1995-06-30
LUTHERAN BROTHERHOOD REALTY FUND I
filed 1995-08-14
CIK 821365

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 1995

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

Yes [X]          No

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
                               (thousands)

                                           (Unaudited)
                                             June 30,     December 31,
                                              1995           1994
                                            ----------    ------------
ASSETS

Real estate investment, at cost:
  Land                                       $  636       $   636
  Buildings                                   1,612         1,612
                                             ------       -------
                                              2,248         2,248
  Less:  Accumulated depreciation              (294)         (268)
                                             ------       -------
                                              1,954         1,980

Investments in Joint Ventures                 2,107         2,095
Cash and cash equivalents                       623           521
Deferred charges (net) and other assets          78           122
                                             ------       -------

  Total Assets                               $4,762        $4,718
                                             ======        ======


LIABILITIES AND PARTNERS' EQUITY

Payables to affiliates                       $   6        $   23
Other liabilities                                4
                                             -----        ------
  Total Liabilities                             10            23
                                             -----        ------
Partners' Equity
  Limited Partners' - 63,803 units
  outstanding in 1995 and 1994               4,742         4,687
  General Partner                               10             8
                                             -----        ------
  Total Partner's Equity                     4,752         4,695
                                             -----        ------

  Total Liabilities and Partners'           $4,762        $4,718
       Equity                               ======        ======

                           See accompanying notes.

                      LUTHERAN BROTHERHOOD REALTY FUND I
                           STATEMENT OF OPERATIONS
                                 (Unaudited)
                     (thousands except per share amounts)


                                      Three Months Ended   Six Months Ended
                                            June 30,           June 30,
                                        1995      1994      1995     1994
                                        ----      ----      ----     ----
Revenue:
   Rental                              $  130    $  121    $  263   $  248
   Interest                                 8         4        15        7
                                       ------    ------    ------   ------
        Total revenue                     138       125       278      255
                                       ------    ------    ------   ------
Expenses:
   Property operations                     45        44        94       85
   Depreciation and amortization           23        16        45       32
   Administrative                           3        11        43       44
                                       ------    ------    ------   ------
        Total expenses                     71        71       182      161
                                       ------    ------    ------   ------

Net income from operations                 67        54        96       94
Income from Joint Ventures                 40        34        89       61
                                       ------    ------    ------   ------

Net income                             $  107    $   88    $  185   $  155
                                       ======    ======    ======   ======
Net income per weighted average
number of limited partnership units    $ 1.68    $ 1.38    $ 2.90   $ 2.43
                                       ======    ======    ======   ======
Weighted average number of limited
partnership units outstanding          63,803    63,803    63,803   63,803
                                       ======    ======    ======   ======
Distributions per weighted average
limited partnership units outstanding $  1.00   $  1.00   $  2.00  $  2.00
                                      =======   =======   =======  =======

                                   See accompanying notes.

                       LUTHERAN BROTHERHOOD REALTY FUND I
                         STATEMENT OF PARTNERS' EQUITY
                  FROM DECEMBER 31, 1992 THROUGH JUNE 30 1995
                               (in thousands)


                                                                Total
                                          General   Limited    Partners'
                                          Partner   Partners    Equity
                                          -------   --------   ---------
Balance at December 31, 1992                  2      4,593      4,595

  Net income                                  3        295        298
                                         ------    -------    -------
  Distributions to Limited Partners                   (255)      (255)

Balance at December 31, 1993                  5      4,633      4,638

  Net income                                  3        309        312
                                         ------    -------    -------
  Distributions to Limited Partners                   (255)      (255)

Balance at December 31, 1994                  8      4,687      4,695

  Net income                                  2        183        185

  Distributions to Limited Partners                   (128)      (128)
                                         ------    -------    -------
Balance at June 30, 1995                 $   10    $ 4,742    $ 4,752
                                         ======    =======    =======

                             See accompanying notes.

                      LUTHERAN BROTHERHOOD REALTY FUND I
                           STATEMENT OF CASH FLOW
                                (Unaudited)
                                (thousands)
                                                     Six Months Ended
                                                         June 30,
                                                     1995       1994
                                                     ----------------
Net Income                                         $  185      $  155

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization                          45          32
Changes in assets and liabilities:
  Other assets                                          4          (3)
  Payable to affiliates                               (17)         96
  Other accrued operating expenses                      4          (3)
                                                    -----      ------
Net cash provided by operating activities             221         277
                                                    -----      ------
Cash flows from investing activities:
  Capital improvements                                 (2)        (33)
  Tenant Reimbursements - capital improvements         23
  Capital Infusion to Minnetonka 300/400                          (80)
  Distributions from joint ventures                    77          96
  Equity in joint venture earnings                    (89)        (66)
                                                    -----      ------
  Net cash provided by (used in) investing
    activities                                          9         (83)
                                                    -----      ------
  Cash flows from financing activities:
   Distributions to partners                         (128)       (128)
                                                    -----      ------
Net cash used in financing activities                (128)       (128)
                                                    -----      ------
Net increase (decrease) in cash and cash
  equivalents                                         102          66

Cash and cash equivalents at beginning of period      521         562
                                                    -----      ------
Cash and cash equivalents at end of period         $  623      $  628
                                                   ======      ======

Supplemental Schedules:
  Interest paid                                    $   0       $    0
  Income taxes paid                                $   0       $    0

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


Note 2.  Net Income Per Partnership Unit

The Partnership Agreement of the Partnership ("Partnership Agreement") provides for net income and net losses from operations for financial reporting purposes to be allocated 99% to the Limited Partners and 1% to the General Partner. Net income per weighted average number of Limited Partnership Units is computed by dividing net income allocated to the Limited Partners by the weighted average number of Limited Partnership Units outstanding. Per unit information has been computed based on 63,803 weighted average units outstanding at both June 30, 1995 and June 30, 1994.


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

At June 30, 1995 the assets and liabilities of the joint ventures were as follows (in thousands):

                                    Minnetonka   Minnetonka   Worthington
                                       225       300 & 400      Green
                                    Associates   Associates   Associates
                                    ----------   ----------   ----------
     Land                             $  369      $  687        $  837
     Property less depreciation        1,185       1,892         4,130
     Deferred charges (net)
             and other assets            354         553           987
                                      ------      ------        ------
                                       1,908       3,132         5,954
     Liabilities                          66         176           114
                                     -------     -------       -------
     Net assets                       $1,842      $2,956        $5,840
                                     =======     =======        ======

Revenues and expenses of the joint ventures for the period from January 1, 1995 through June 30, 1995 were as follows (in thousands):

     Revenues                      $     214    $    312      $    566
     Property taxes                      (55)        (68)          (69)
     Management fee                      (10)        (14)          (17)
     Other operating expenses            (37)        (68)         (160)
     Depreciation                        (38)        (80)         (131)
                                     -------     -------       -------
     Net income                           74          82           189
     Partnership interest               33.3%       33.3%         19.3%
                                     -------     -------       -------
     Partnership income            $      25    $     28      $     36
                                     -------     -------       -------

     Total income from joint ventures                         $     89
                                                              ========

Note 4.  Commitments, Contingencies, and Subsequent Events

Commitments

Under the Partnership Agreement, the Partnership is required to maintain reasonable reserves for normal repairs, replacements, working capital, and contingencies in an amount equal to at least 3% of Capital Contributions.

In the event expenditures are made from these reserves, a portion of the cash generated from operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash on hand and short term securities, at June 30, 1995 and December 31, 1994 were in excess of 3% of Capital Contributions.

Pending Litigation

The Partnership is not a party to, nor is any of the Partnership's property the subject of, any material legal proceedings.

Subsequent Distribution

Subsequent to quarter end, but as of June 30, 1995, the Partnership paid distributions totaling $63,803, to the Limited Partners at the rate of 4% per annum on the Limited Partners' invested capital.


Note 5.  Fees and Reimbursements

For the six months ended June 30, 1995 and 1994, the Partnership was allocated $16,300 and $21,800, respectively, in partnership administrative expenses by the General Partner and other affiliated entities.



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


RESULTS OF OPERATIONS

Gross rental revenue for NWDC for the second quarter of 1995 and the first six months of 1995 increased 7% and 6% respectively compared to the same periods in 1994. This improvement was due primarily to an increase in rental rates since the property has been 100% occupied in both 1994 and 1995. Interest revenue has also doubled for both comparative periods due to rising short-term interest rates during the past year. Depreciation and amortization expense increased over 40% during both comparative periods as a result of the capitalization of additional tenant improvements late in 1994. As a result of these and other smaller variances, the net income from operations increased 24% and 2% respectively for the second quarter and first six months of 1995 compared to the same periods in 1994.

The Partnership's share of Joint Venture income increased nearly 18% during the second quarter of 1995 compared to the second quarter of 1994 and nearly 46% for the first six months of 1995 compared to the first six months of 1994.

The largest contributor to this increase was the Minnetonka 225 property whose average occupancy improved to nearly 100% during the second quarter and first six months of 1995 from 60% during the same periods in 1994. In addition, there were unusually high operating expense reimbursements paid to tenants in the first quarter of 1994. These 1994 reimbursements primarily related to prior year property tax refunds received on the property in 1993. Depreciation and amortization expense increased over 50% in 1995 compared to 1994 for both comparable periods due to capitalized improvement costs incurred to attract new tenants. Despite the additional depreciation and amortization charges and a 20% increase in property taxes, the Partnership's share of joint venture income for this property increased to $8,000 for the second quarter of 1995 compared to $4,000 for the second quarter of 1994 and to $25,000 for the first six months of 1995 compared to a $1,000 loss for the first six months of 1994.

Gross rental revenue at Minnetonka 300/400 rose nearly 38% for the second quarter of 1995 compared to the second quarter of 1994 and 24% for the first six months of 1995 compared to the first six months of 1994. However, this increased revenue was offset by significant increases in depreciation and operating expenses, primarily landscaping and interior repairs.
Depreciation expense jumped due to capitalized roof replacement costs at Minnetonka 300 that were completed in December 1994. As a result, the Partnership's share of joint venture income from Minnetonka 300/400 rose to only $15,000 during the second quarter of 1995 compared to $12,000 during the second quarter of 1994 and to $28,000 during the first six months of 1995 compared to $27,000 during the first six months of 1994.

The Partnership's share of joint venture income from Worthington Green was $17,000 for the second quarter of 1995 compared to $18,000 for the second quarter of 1994 and increased slightly to $36,000 during the first six months of 1995 from $35,000 during the first six months of 1994. There was little change in either gross rental revenues or property expenses during the periods under review.


INFLATION

The moderate inflation experienced in 1994 had little effect on the Partnership's operations. It is anticipated that during 1995, inflation will continue at a moderate level and that the Partnership's operations will not be significantly influenced by inflation.


LIQUIDITY AND CAPITAL RESOURCES

Northwest Distribution Center

The local bulk warehouse market is currently very favorable to owners and sellers. Vacancy is below 5% in bulk buildings and average rent increases of nearly 5% are being obtained. The property continues to be 100% occupied by two tenants. The building will be painted during the 3rd quarter, and replacement of the retaining wall at the entrance to the property will also be completed. No variances from budgeted capital repair costs are anticipated.

The Village at Worthington Green

Average leased occupancy at The Village was above 95% during the second quarter of 1995. A new development located approximately 5 miles from The Village was introduced during early 1995, but has had little impact on the marketability of The Village despite offering rental concessions and greater amenities. Due to pricing advantages, partial roof replacement and parking lot maintenance work will be completed during the third quarter. All such capital expenditures are expected to be within budget.

Minnetonka Industrial Properties

The local office/warehouse market continues to improve, with overall vacancy less than 10%. Rental rates have been increased, on average, nearly 4.5% over the last 12 months and further increases will be possible until additional properties are developed. Currently, nearly 3.5 million square feet of space is under plan for development. However, a large portion of this space is built-to-suit for single tenants and will not represent competition for the Fund's industrial holdings.

Minnetonka 225 is currently 100% leased, with the next lease expiration in January of 1996 for approximately 9,072 square feet. We are currently working to extend this tenant's lease. Roof repairs were necessary in early 1995 as a result of partial roof failure. Many buildings within the Twin Cities experienced roof problems during the spring of 1995 due to rapid freeze-thaw cycles. The roof is scheduled to be replaced beginning in the third quarter of 1995. The current estimate for the project is approximately $230,000. Minnetonka 300 is currently 100% leased, with one tenant at the property presently under a month-to-month lease. This tenant is paying 150% of market rent while searching for a building to purchase, which has also provided us the opportunity to locate a replacement tenant with minimal down time on the space. At the close of the second quarter, Minnetonka 400 was 100% leased. However, a tenant representing 22% of the property's square footage gave notice to terminate their lease as of July 1, 1995. The vacancy will be marketed and, as was originally anticipated, certain capital improvements to this space will be needed in order to make it marketable. These improvements include roof replacement, which will commence during the third quarter at a cost of approximately $131,000.

At June 30, 1995, the Partnership held cash and cash equivalents of $623,000. The Partnership improved its cash position by $102,000 during the first six months as a result of net cash provided by operating activities of $221,000 and by investing activities of $9,000 offset by distributions to Partners of $128,000.

The Partnership has sufficient cash and cash equivalents to meet its 3% required reserve.

Cash provided from operations in 1995 is expected to be sufficient to satisfy substantially all of the Partnership's working capital and normal capital expenditure needs. During the first six months of 1995, the Partnership's share of capital expenditures was approximately $77,000. An additional $204,000 in capital expenditures is anticipated during the remainder of 1995. However, cash provided from operations in 1995 may not be sufficient to provide anticipated distributions to the Limited Partners for the entire year. The Partnership may borrow funds from the General Partner to provide cash for distributions to Limited Partners but it is not anticipated that such borrowing will occur.

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

    (b) There were no reports on Form 8-K filed during the quarter ended June 30, 1995.

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


                                     LUTHERAN BROTHERHOOD REALTY FUND I,
                                     a California limited partnership

                                     By:     Lutheran Brotherhood Real
                                             Estate Products Company,
                                             Its General Partner




Date:  August 14, 1995               By:  S/Mitchell F. Felchle
                                          Mitchell F. Felchle
                                          President



Date:  August 14, 1995               By:  S/Anita J. T. Young
                                          Anita J. T. Young
                                          Treasurer
                                          (Chief Financial Officer)