Form 10-Q
period 1995-09-30
LUTHERAN BROTHERHOOD REALTY FUND I
filed 1995-11-13
CIK 821365

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549


(Mark One)

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1995

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

Yes  __X__          No  ___

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
                                    (thousands)

                                             (Unaudited)
                                            September 30, December 31,
                                                 1995         1994
                                            ------------  ------------
ASSETS

Real estate investment, at cost:
  Land                                          $  636       $  636
  Buildings                                      1,642        1,612
                                                ------       ------
                                                 2,278        2,248
  Less:  Accumulated depreciation                 (306)        (268)
                                                ------       ------
                                                 1,972        1,980

Investments in joint ventures                    2,109        2,095
Cash and cash equivalents                          637          521
Receivables from affiliates                         40
Deferred charges (net) and other assets             65          122
                                                ------       ------

  Total Assets                                  $4,823       $4,718
                                                ======       ======

LIABILITIES AND PARTNERS' EQUITY

Payables to affiliates                          $    9       $   23
                                                ------       ------
Other liabilities                                   79
  Total Liabilities                                 88           23
                                                ------       ------

Partners' Equity
  Limited Partners' - 63,803 units
  outstanding in 1995 and 1994                   4,725        4,687
  General Partner                                   10            8
                                                ------       ------
  Total Partner's Equity                         4,735        4,695
                                                ------       ------

  Total Liabilities and Partners'
       Equity                                   $4,823       $4,718
                                                ======       ======

                               See accompanying notes.

                           LUTHERAN BROTHERHOOD REALTY FUND I
                                 STATEMENT OF OPERATIONS
                                       (Unaudited)
                          (thousands except per share amounts)

                                       Three Months Ended  Nine Months Ended
                                          September 30,        September 30,
                                          1995     1994        1995    1994
                                       ------------------  -----------------

Revenue:
   Rental                                $  126   $  125     $  389   $  373
   Interest                                   8        5         23       13
                                          -----    -----      -----    -----
        Total revenue                       134      130        412      386
                                          -----    -----      -----    -----

Expenses:
   Property operations                       92       45        186      131
   Depreciation and amortization             23       16         68       48
   Administrative                            15       11         58       55
                                          -----    -----      -----    -----
        Total expenses                      130       72        312      234
                                          -----    -----      -----    -----

Net income from operations                    4       58        100      152
Income from Joint Ventures                   42       38        131       98
                                          -----    -----      -----    -----

Net income                                $  46     $ 96      $ 231    $ 250
                                          =====    =====      =====    =====
Net income per weighted average
number of limited partnership units       $ .72    $1.50      $3.62    $3.92
                                          =====    =====      =====    =====
Weighted average number of limited
partnership units outstanding            63,803   63,803     63,803   63,803
                                         ======   ======     ======   ======
Distributions per weighted average
limited partnership units outstanding    $ 1.00   $ 1.00     $ 3.00   $ 3.00
                                         ======   ======     ======   ======

                              See accompanying notes.

                           LUTHERAN BROTHERHOOD REALTY FUND I
                              STATEMENT OF PARTNERS' EQUITY
                    FROM DECEMBER 31, 1992 THROUGH SEPTEMBER 30 1995
                                    (in thousands)

                                                                   Total
                                           General   Limited     Partners'
                                           Partner   Partners      Equity
                                           ------    --------    --------

Balance at December 31, 1992                   2       4,593       4,595

  Net income                                   3         295         298

  Distributions to Limited Partners                     (255)       (255)
                                          ------      ------      ------

Balance at December 31, 1993                   5       4,633       4,638

  Net income                                   3         309         312

  Distributions to Limited Partners                     (255)       (255)
                                          ------      ------      ------

Balance at December 31, 1994                   8       4,687       4,695

  Net income                                   2         229         231
                                          ------      ------      ------

  Distributions to Limited Partners                     (191)       (191)

Balance at September 30, 1995             $   10      $4,725      $4,735
                                          ======      ======      ======

                              See accompanying notes.

                          LUTHERAN BROTHERHOOD REALTY FUND I
                               STATEMENT OF CASH FLOW
                                     (Unaudited)
                                     (thousands)

                                                     Nine Months Ended
                                                       September 30,
                                                     1995        1994
                                                     -----------------

Net Income                                           $  231      $  250

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization                            68          48
Changes in assets and liabilities:
  Due from affiliates                                   (40)
  Other assets                                            6          (2)
  Payable to affiliates                                 (14)         16
  Property taxes payable                                 32          19
  Other accrued operating expenses                       47          (3)
                                                     ------        ----
Net cash provided by operating activities               330         328
                                                     ------       -----

Cash flows from investing activities:
  Capital improvements                                  (32)        (33)
  Tenant reimbursements for capital improvements         23
  Capital Infusion to Minnetonka 300/400                (80)
  Distributions from joint ventures                     117         125
  Equity in joint venture earnings                     (131)        (98)
                                                     ------       -----

  Net cash provided by (used in) investing
    activities                                          (23)        (86)
                                                     ------       -----

  Cash flows from financing activities:
   Distributions to partners                           (191)       (192)
                                                     ------       -----

Net cash used in financing activities                  (191)       (192)
                                                     ------       -----

Net increase (decrease) in cash and cash equivalents    116          50

Cash and cash equivalents at beginning of period        521         562
                                                     ------       -----

Cash and cash equivalents at end of period           $  637      $  612
                                                     ======      ======

Supplemental Schedules:
  Interest paid                                      $   0       $    0
  Income taxes paid                                  $   0       $    0

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


Note 2.  Net Income Per Partnership Unit

The Partnership Agreement of the Partnership ("Partnership Agreement") provides for net income and net losses from operations for financial reporting purposes to be allocated 99% to the Limited Partners and 1% to the General Partner. Net income per weighted average number of Limited Partnership Units is computed by dividing net income allocated to the Limited Partners by the weighted average number of Limited Partnership Units outstanding. Per unit information has been computed based on 63,803 weighted average units outstanding at both September 30, 1995 and September 30, 1994.


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


At September 30, 1995 the assets and liabilities of the joint ventures were as follows (in thousands):

                                 Minnetonka    Minnetonka    Worthington
                                    225        300 & 400       Green
                                 Associates    Associates    Associates
                                 ----------    ----------    ----------

     Land                          $  369        $  687        $  837
     Property less depreciation     1,174         1,861         4,095
     Deferred charges (net)
             and other assets         349           468           927
                                   ------        ------        ------
                                    1,892         3,016         5,859
     Liabilities                       36            52            45
                                   ------        ------        ------
     Net assets                    $1,856        $2,964        $5,814
                                   ======        ======        ======

Revenues and expenses of the joint ventures for the period from January 1, 1995 through September 30, 1995 were as follows (in thousands):

     Revenues                      $  323        $  472         $  859
     Property taxes                   (88)         (102)          (103)
     Management fee                   (14)          (21)           (28)
     Other operating expenses         (51)          (92)          (277)
     Depreciation                     (59)         (125)          (196)
                                   ------        ------         ------
     Net income                       111           132            255

     Partnership interest            33.3%         33.3%          19.3%
                                   ------        ------         ------
     Partnership income            $   37        $   44         $   50
                                   ------        ------         ------

     Total income from joint ventures                           $  131
                                                                ======

Note 4.  Commitments, Contingencies, and Subsequent Events

Commitments

Under the Partnership Agreement, the Partnership is required to maintain reasonable reserves for normal repairs, replacements, working capital, and contingencies in an amount equal to at least 3% of Capital Contributions.

In the event expenditures are made from these reserves, a portion of the cash generated from operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash on hand and short term securities, at September 30, 1995 and December 31, 1994 were in excess of 3% of Capital Contributions.


Pending Litigation

The Partnership is not a party to, nor is any of the Partnership's property the subject of, any material legal proceedings.


Subsequent Distribution

Subsequent to quarter end, but as of September 30, 1995, the Partnership paid distributions totaling $63,803, to the Limited Partners at the rate of 4% per annum on the Limited Partners' invested capital.


Note 5.  Fees and Reimbursements

For the nine months ended September 30, 1995 and 1994, the Partnership was allocated $24,900 and $26,800, respectively, in partnership administrative expenses by the General Partner and other affiliated entities.



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


RESULTS OF OPERATIONS

Due to a small increase in rental rates, gross rental revenue for NWDC for the first nine months of 1995 increased 4% compared to the first nine months of 1994. There was no significant change in gross rental revenues between the third quarters of 1995 and 1994 since the property was 100% occupied during both periods. Interest income has nearly doubled for both comparative periods due to rising short term interest rates. Depreciation and amortization expense increased over 40% during both comparative periods as a result of the capitalization of additional tenant improvements late in 1994. Property operations expense more than doubled for the third quarter of 1995 compared to the third quarter of 1994 and rose over 40% for the first nine months of 1995 compared to the first nine months of 1994. This increase was primarily due to the painting of the exterior of the building and partial replacement of the retaining wall.

The Partnership's share of Joint Venture income increased over 10% during the third quarter of 1995 compared to the same period in 1994 and climbed over 30% for the first nine months of 1995 compared to the first nine months of 1994.

The Minnetonka 225 property was again largely responsible for this improvement. Gross rental revenues were up over 50% for the third quarter of 1995 compared to the third quarter of 1994 and over 85% for the first nine months of 1995 compared to the same period in 1994. These increases were due to a contribution of significantly higher rental and occupancy rates. In addition, there were unusually high operating expense reimbursements paid to the tenants during the first quarter of 1994. These 1994 reimbursements primarily related to real estate tax refunds received on the property in 1993. In order to attract new tenants, capital improvements were made to the property which resulted in significantly higher depreciation and amortization charges in 1995. Property taxes also rose over 25% for both the third quarter and first nine months of 1995 compared to the same periods in 1994. However, despite the depreciation and property tax increases, the Partnership's share of net income from the Minnetonka 225 joint venture increased to $12,000 for the third quarter of 1995 compared to $4,000 for the third quarter of 1994 and to $37,000 for the first nine months of 1995 compared to $3,000 during the same period of 1994.

Gross rental revenues for Minnetonka 300/400 were also up again, rising 24% in both the third quarter of 1995 and the first nine months of 1995 compared to the same periods in 1994. However, depreciation expense doubled between both comparative periods due to capitalized roof replacement costs at Minnetonka 300 in late 1994. Operating expenses are also up during the first nine months of 1995 compared to the first nine months of 1994 due to landscaping and interior repairs during the first half of 1995. As a result, the Partnership's share of joint venture income from these properties increased to only $17,000 for the third quarter of 1995 compared to $14,000 for the third quarter of 1994 and to $44,000 for the first nine months of 1995 compared to $41,000 for the first nine months of 1994.

Gross rental revenue at Worthington Green rose moderately during both comparative periods despite a level occupancy rate due to rent increases in early 1995. However, operating expenses jumped nearly $40,000 during the third quarter of 1995 and first nine months of 1995 compared to the same periods in 1994 due to higher charges for noncapitalized property replacements such as carpeting and appliances. As a result, the Partnership's share of income from the joint venture slipped to $13,000 for the third quarter of 1995 compared to $19,000 for the third quarter of 1994 and to $49,000 for the first nine months of 1995 compared to $54,000 for the first nine months of 1994.


INFLATION

The moderate inflation experienced in 1994 had little effect on the Partnership's operations. It is anticipated that during 1995, inflation will continue at a moderate level and that the Partnership's operations will not be significantly influenced by inflation.


PROPERTY HIGHLIGHTS

Northwest Distribution Center

NWDC continues to be 100% occupied by two tenants, the larger of whom was purchased by ExhibitGroup Inc., a wholly-owned subsidiary of The Dial Corp., a national service company with over 30 affiliates and subsidiaries in businesses such as express money orders, travel services, transportation services, and convention services. ExhibitGroup assumed the obligations of our current tenant under their lease at NWDC and plans to continue to occupy the property during the years ahead. Two projects were completed this quarter: the painting of the exterior of the building and the replacement of the retaining wall at the entrance. As a result, this property is now in generally excellent condition.


The Village at Worthington Green

Occupancy at The Village remained consistently above 95% throughout the third quarter. However, rents have not seen any increase since early in 1995. This is largely a result of increased competition from newly-constructed apartment communities and lower interest rates resulting in more affordable single family housing opportunities. Two buildings (sixteen units) were re-roofed during September with a new 35-year shingle system. The new roofs also enhance the appearance of the buildings by adding a textured look to the roofline. In addition to the roof work, new asphalt was placed at each entry to the project to replace failed asphalt. A change in on-site managers also occurred during September.


Minnetonka Industrial Properties

The overall industrial market within the Twin Cities continues to see demand exceed supply, and as a result, rental rates continue to increase and occupancies are at their highest point since the mid-1980's. Many local developers are currently planning and/or building new projects which are expected to stabilize supply with demand by mid-1996.

Minnetonka 225 is currently 100% occupied, with the next lease expiration during January of 1996 for approximately 9,000 square feet. We are presently negotiating to extend that lease for a minimum of two years. During September, a contract to replace the roof of the building was awarded and the work commenced. Completion is expected by the end of 1995.

Minnetonka 300 is also currently 100% occupied. However, as of October 31, a tenant representing roughly 8% of the property will vacate due to their purchase of a building. We are in the final stages of completing a lease to replace this tenancy by December 1, 1995. No significant projects were undertaken during the third quarter, and no projects are planned at this property for the balance of 1995.

Minnetonka 400 is currently 78% occupied by one tenant whose lease will expire December 31, 1996. We are presently working with this tenant on a possible lease extension and expansion into the remaining vacant space at the property. We have also submitted a proposal to a third party who would require occupancy by January. However, completion of this lease is on hold until the current tenant's expansion requirements are determined. Roof replacement will begin in early November and should be completed by the end of January 1996.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1995, the Partnership held cash and cash equivalents of $637,000. The Partnership improved its cash position by $116,000 during the first nine months as a result of net cash provided by operating activities of $330,000 offset by cash used in investing activities of $23,000 and distributions to Partners of $191,000.

The Partnership has sufficient cash and cash equivalents to meet its 3% required reserve. Cash provided from operations in 1995 is expected to be sufficient to satisfy substantially all of the Partnership's working capital and normal capital expenditure needs. During the first nine months of 1995, the Partnership's share of capital expenditures was approximately $116,000. An additional $175,000 in capital expenditures is anticipated during the remainder of 1995. However, cash provided from operations in 1995 may not be sufficient to provide anticipated distributions to the Limited Partners for the entire year. The Partnership may borrow funds from the General Partner to provide cash for distributions to Limited Partners but it is not anticipated that such borrowing will occur.

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

    (b) There were no reports on Form 8-K filed during the quarter ended September 30, 1995.

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


                                         LUTHERAN BROTHERHOOD REALTY FUND I,
                                         a California limited partnership

                                         By:     Lutheran Brotherhood Real
                                                 Estate Products Company,
                                                 Its General Partner




Date:  November 13, 1995                     By:  /S/ Mitchell F. Felchle
                                                  Mitchell F. Felchle
                                                  President



Date:  November 13, 1995                     By:  /S/ Anita J. T. Young
                                                  Anita J. T. Young
                                                  Treasurer
                                                  (Chief Financial Officer)


10Q-930.txt