Form 10-Q/A
period 1995-03-31
LUTHERAN BROTHERHOOD REALTY FUND I
filed 1995-11-27
CIK 821365

FORM 10-Q
                               AMENDMENT NO. 1

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




Date: November 27, 1995                 By: /s/ Mitchell F. Felchle
                                            Mitchell F. Felchle
                                            President



Date: November 27, 1995                 By: /s/ Anita J. T. Young
                                            Anita J. T. Young
                                            Treasurer
                                            (Chief Financial Officer)

INDEX TO EXHIBIT


                                                           PAGE IN
                                                           REGISTRATION
EXHIBIT NUMBER                                             STATEMENT

     27              Financial Data Schedule


2