Form 10-K
period 1995-12-31
LUTHERAN BROTHERHOOD REALTY FUND I
filed 1996-03-27
CIK 821365

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                      -----------------------------------

                                 FORM 10-K
(Mark One)
            [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                        For the Fiscal Year Ended December 31, 1995

                                     OR

            [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                          Commission File Number 0-17617

     LUTHERAN BROTHERHOOD REALTY FUND I, A CALIFORNIA LIMITED PARTNERSHIP
              (Exact name of registrant as specified in its charter)


          California                                         94-3046442
   (State or other jurisdiction of                       (I.R.S. employer
   incorporation or organization)                        identification no.)

              625 Fourth Avenue South, Minneapolis, Minnesota 55415
               (Address of principal executive offices)  (Zip code)

Registrant's telephone number, including area code:     (612) 339-8091

Securities registered pursuant to Section 12(b) of the Act:

   None

Securities registered pursuant to Section 12(g) of the Act:

   Units of Limited Partnership Interests

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.       Yes__X__   No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this form 10-K.   [   ]

2,801 of the registrant's 63,803 Limited Partnership Interests are held by affiliates. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for the Limited Partnership Interests and transfers of the Limited Partnership Interests are subject to certain restrictions.

Exhibit Index:  See Page 34

Documents Incorporated by Reference:  See Page 35

                                      PART I

ITEM 1.  BUSINESS

Lutheran Brotherhood Realty Fund I, a California limited partnership (the "Partnership") was organized on August 4, 1987, as a limited partnership under the California Revised Limited Partnership Act. The Partnership's primary business and only industry segment is to own, operate, and ultimately dispose of income-producing real properties for the benefit of its Limited Partners.

The Partnership's sponsor and general partner is Lutheran Brotherhood Real Estate Products Company, a Minnesota corporation (the "General Partner"). The General Partner performs all of the management and administration functions of the Partnership at the General Partner's principal office in Minneapolis. The General Partner is an indirect wholly-owned subsidiary of Lutheran Brotherhood ("LB"), a fraternal benefit society existing and operating under the laws of the State of Minnesota. LB, directly and through its subsidiaries, is principally engaged in the business of marketing financial services and individual life insurance products to its members. Other direct or indirect wholly-owned subsidiaries of LB include Lutheran Brotherhood Securities Corp., which was the underwriter of the offering of the Units of the Partnership, Lutheran Brotherhood Financial Corporation, Lutheran Brotherhood Variable Insurance Products Company, Lutheran Brotherhood Research Corp., and four corporations engaged in the marketing of property and casualty insurance which are hereinafter collectively referred to as "Lutheran Trust Group."

The principal business of the Partnership is to own and operate a diversified portfolio of income-producing residential and commercial properties in order to: (i) preserve and protect the investors' original invested capital; (ii) provide quarterly cash distributions, a portion of which may not represent taxable income to taxable investors; (iii) provide gains through potential appreciation of the properties; and (IV) diversify the Partnership's investment in properties to reduce the Partnership's investment risks. The Partnership has the ability to utilize a moderate amount of leverage in connection with its business activities. The primary objective of the Partnership is to own properties with the expectation of generating current income. A secondary objective is to realize capital appreciation.

Since the principal business of the Partnership is to own and operate real estate, the Partnership is subject to all of the risks incident to ownership of real estate and interests therein, many of which relate to the illiquidity of this type of investment. These risks include changes in general or local economic conditions, changes in supply or demand for competing properties in an area, changes in interest rates and availability of permanent mortgage funds which may render the sale or refinancing of a property difficult or unattractive, changes in real estate and zoning laws, increases in real property tax rates and federal or local economic or rent controls. The illiquidity of real estate investments generally impairs the ability of the Partnership to respond promptly to changed circumstances. The Partnership competes with numerous established companies and private investors (including foreign investors), real estate investment trusts, limited partnerships and other entities (many of which have greater resources than the Partnership and broader experience than the General Partner) in connection with the acquisition, sale, financing and leasing of properties.

The Partnership has retained working capital reserves in excess of 3% of invested capital as required by its Amended and Restated Limited Partnership Agreement ("the Partnership Agreement"). See Item 8, Financial Statements and Supplementary Data, for the revenues generated by the Partnership's operations for its last three fiscal years.

The Partnership's business is not seasonal. The Partnership's anticipated plan of operation for 1996 is to preserve or increase gross revenues whenever possible and to maintain or decrease property operating expenditures whenever possible, while at the same time making whatever capital expenditures are reasonable and required under the circumstances in order to preserve and enhance the value of the Partnership's properties.


The Partnership does not directly employ any persons. The General Partner or an affiliate employs persons in the operation and management of the business of the Partnership. The Partnership reimburses affiliates of the General Partner for certain of these expenses in accordance with the Partnership Agreement.

Since 1990, Worthington Green has been managed by Zink Partners, Inc., an Illinois corporation ("Zink"). Zink was formed on January 1, 1989 to manage multiple residential properties and currently manages 18 such properties having a total of 2,500 residential units. Zink is not affiliated with the Partnership or the General Partner.

Since 1989, NWDC and Minnetonka 225, 300 and 400 have been managed by Northco, Inc., a Minnesota corporation ("Northco"). Northco is an established real estate development and management organization and manages more than 4,000,000 square feet of space in over 40 properties, including NWDC and Minnetonka 225, 300 and 400.


ITEM 2.  DESCRIPTION OF PROPERTY

Table Nos. 1 through 3, below, summarize the Partnership's portfolio as of December 31, 1995. Following the Tables is a brief description of the properties in the Partnership's portfolio.

                                           Table 1
                                           -------

Name of Property     Type of Property     Size of Property     Location of Property
----------------     ----------------     ----------------     --------------------

Worthington Green     Multi-family        156,460 net rent-     Columbus, Ohio
                      residential         able square feet
                                          in 22 buildings
                                          on 13.7 acres.
                                          (176 apartment
                                          units)


NWDC                  Bulk warehouse/     121,225 net rent-     New Hope, Minnesota
                      distribution        able square feet
                      center              in 2 buildings
                                          on 7.3 acres.


Minnetonka 225        Multi-tenant        62,500 net rent-      Minnetonka, Minnesota
                      office warehouse    able square feet
                                          in one building
                                          on 4.2 acres.


Minnetonka 300        Multi-tenant        68,500 net rent-      Minnetonka, Minnesota
                      office warehouse    able square feet
                                          in one building
                                          on 3.9 acres.


Minnetonka 400        Multi-tenant        37,460 net rent-      Minnetonka, Minnesota
                      office warehouse    able square feet
                                          in one building
                                          on 4.4 acres.

                                          Table 2
                                          -------

                                                            Total
                                         Nature of          Invest-         Debt
                      Date Interest      Partnership's      ment by         Encumbering
Name of Property      First Acquired     Interest           Partnership     Property
----------------      --------------     -------------      -----------     -----------

Worthington Green     Nov. 1987          19.3% interest    $  492,000*      $ 0.00
                                         in a joint
                                         venture with
                                         LB.


NWDC                  Sept. 1989         100% owned by     $2,248,000       $ 0.00
                                         Partnership


Minnetonka 225        Sept. 1989         33% interest      $  623,000*      $ 0.00
                                         in a joint
                                         venture with
                                         LB.


Minnetonka 300        Sept. 1989         33% interest      $  639,000*      $ 0.00
                                         in a joint
                                         venture with
                                         LB.


Minnetonka 400        Sept. 1989         33% interest      $  351,000*      $ 0.00
                                         in a joint
                                         venture with
                                         LB.

*The total Partnership investment in joint ventures is $2,105,000 at December 31, 1995. The Partnership uses the equity method of accounting for its investments in joint ventures.

                                       Table 3
                                       -------

                                         Percentage
                                         of Space
                     Percentage of       in Property        Percentage of
                     Property Leased     Occupied by        Space Subject to
Name of Property     as of 12/31/95      Largest Tenant     Renewal in 1996
----------------     ---------------     --------------     ----------------

Worthington Green          96%          (Not Applicable           100%
                                         to Residential
                                         Property)

NWDC                      100%                84%                   0%


Minnetonka 225            100%                33%                   0%


Minnetonka 300            100%                27%                  13%


Minnetonka 400             78%                78%                  78%



Set forth below is a brief description of the assets currently held by the Partnership or the joint ventures in which the Partnership has an interest:

Worthington Green. This 176 apartment unit complex consists of 22 apartment buildings, a pool and accessory building and a gazebo, all located on a 13.70 acre tract at 1739 Wetherburn Road in Columbus, Ohio. The net rentable square footage is 156,460; the property was completed in July of 1987.

The units are one story garden-type in style, built on a concrete slab. Each building contains 8 units. Construction is wood frame, with brick veneer and vinyl siding cover. Roofs are gable with asphalt shingles covering plywood decking. Soffits, gutters and downspouts are aluminum. All unit interior finishes consist of painted drywall walls, stippled drywall ceilings and wall-to-wall carpeting, except for wall covering in the kitchens and bathrooms and vinyl coverings on the floor in these two rooms. The kitchens are equipped with a refrigerator, an electric range, a double bowl stainless steel sink with disposal, a dishwasher and recessed ceiling lighting. Forty-four two bedroom end units have brick fireplaces with a brick hearth. Each of the units has a fold down attic stairway which leads to a storage area. Each unit has washer and dryer hookups in close proximity to the bathroom. The units are heated and cooled by electric heat pumps and electric forced air furnaces. Hot water tanks are also electrically fired. The Partnership holds title to the property as nominee of and for the benefit of the Worthington Green Associates joint venture.

Minnetonka 225. This multi-tenant office/warehouse facility is a one-story building of 62,500 net rentable square feet located at 15225 Minnetonka Boulevard, an east/west thoroughfare intersecting with Interstate 494, a major north/south highway. The property was built in 1977 using steel frame construction on a concrete slab on grade. The property is heated by a gas forced air furnace, and has electric air conditioning in office and finished areas. Space heaters are used in the warehouse areas. Title to the property will continue to be held in the name of LB which holds title as nominee of and for the benefit of the Minnetonka 225 Associates joint venture.

Minnetonka 300. This multi-tenant office/warehouse facility consists of a one-story building having 68,500 net rentable square feet. The property was built in 1972 using steel frame construction on a concrete slab on grade. The property is heated by a gas forced air furnace, with space heaters in the warehouse. Minnetonka 300 shares parking facilities with Minnetonka 400, described below, and has good access to local streets and Interstate 494. Title to the property will continue to be held in the name of LB which holds title as nominee of and for the benefit of the Minnetonka 300 & 400 Associates joint venture.

Minnetonka 400. This office/warehouse facility, located at 15400 Minnetonka Industrial Road, consists of a one-story building of approximately 37,460 net rentable square feet. The property was built in 1976 using steel frame construction on a concrete slab on grade. A gas forced air furnace heats the property, and there is electric air conditioning in the office area, and space heaters in the warehouse areas. This property shares parking with Minnetonka 300, described above, and has good access to local streets and Interstate 494. Title to the property will continue to be held in the name of LB which holds title as nominee of and for the benefit of the Minnetonka 300 & 400 Associates joint venture.

NWDC. This bulk warehouse-distribution center located at 4948 Winnetka Avenue North, consists of two buildings totaling 121,225 square feet. The property was built in 1966 using concrete block construction with concrete floors. The two rectangularly shaped buildings are one-story warehouses having 27 foot clear ceiling height and 25 overhead dock doors with bay sizes of 5,000 square feet. Suspended gas-fired space heaters provide heat to the warehouse area. Approximately 1,225 square feet of the two buildings is office space. A railroad spur serves the NWDC along the north side of the property, and Winnetka Avenue and residential properties border it to the west. Title to the property will continue to be held in the name of LB which holds title as nominee of and for the benefit of the Partnership.

                            -----------------------

Minnetonka 225, Minnetonka 300, Minnetonka 400 are located in Minnetonka and NWDC is located in New Hope, both of which are suburbs of Minneapolis/St. Paul. According to the 1990 Census, the Twin Cities Metropolitan Statistical Area population ranks the Twin Cities 14th largest in the nation. As the center for this region's business, finance and industry, Minneapolis has a stable and diverse economy which is supported by a large number of major industries, including electronics, food processing and graphic arts. Approximately fourteen Fortune 500 companies have headquarters in the Minneapolis/St. Paul metropolitan area.


ITEM 3.  LEGAL PROCEEDINGS

The Partnership is not a party to, nor is any of the Partnership's property the subject of, any material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.



                                  PART II

ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND RELATED SECURITY HOLDER MATTERS

(A) No market for the Units exists nor is one expected to develop. The offering of the Units expired by its terms on February 11, 1989.

(B)  Title of Class                             Number of Record Unit Holders
     --------------                             -----------------------------

     Units of Limited Partnership Interests     909 as of December 31, 1995

(C) Subsequent to December 31, 1993, a distribution of $64,000 relating to the fourth quarter of 1993 was declared and distributed. An additional $191,000 was distributed in 1994 for a combined total of $255,000. Subsequent to December 31, 1994, a distribution of $64,000 relating to the fourth quarter of 1994 was declared and distributed. An additional $191,000 was distributed in 1995 for a combined total of $255,000. Subsequent to December 31, 1995, a distribution of $64,000 relating to the fourth quarter of 1995 was declared and distributed. Cash provided from operations in 1996 may not be sufficient to provide distributions to the Limited Partners at the level of distributions made to the Limited Partners in 1994 and 1995. The Partnership may borrow funds from the General Partner to provide cash for distributions to Limited Partners, but it is not anticipated that such borrowing will occur.


ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8.



                         For the        For the        For the        For the        For the
                         Year Ended     Year Ended     Year Ended     Year Ended     Year Ended
                         December 31,   December 31,   December 31,   December 31,   December 31,
                         1995           1994           1993           1992           1991
                         ------------   ------------   ------------   ------------   ------------

Income                   $ 546,000      $ 513,000      $ 478,000      $ 451,000      $ 442,000
Expenses                  (450,000)      (328,000)      (324,000)      (343,000)      (351,000)
                         ---------      ---------      ---------       --------      ---------
Net Income (Loss)
  from Operations           96,000        185,000        154,000        108,000         91,000
Income from Joint
   Ventures                168,000        127,000        144,000        105,000        130,000
                         ---------      ---------      ---------       --------      ---------

Net Income (Loss)        $ 264,000      $ 312,000      $ 298,000      $ 213,000      $ 221,000
                         =========      =========      =========      =========      =========

Net Income (loss)
  per weighted
  average Limited
  Partnership Unit       $    4.14      $    4.90      $    4.67      $    3.34      $    3.46

Distributions per
  weighted average
  Limited Partnership
  Unit                   $    4.00      $    4.00      $    4.00      $    4.50      $    5.00

Weighted average
  number of Limited
  Partnership Units
  outstanding               63,803         63,803         63,803         63,803         63,803


                                                     As of December 31,
                      --------------------------------------------------------------------------------

Balance Sheets             1995             1994             1993             1992             1991
--------------        ------------     ------------     ------------     ------------     ------------

Total assets          $  4,706,000     $  4,718,000     $  4,685,000     $  4,643,000     $  4,716,000
Total liabilities     $      2,000     $     23,000     $     47,000     $     48,000     $     47,000



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Partnership was formed to engage in the business of acquiring and operating income-producing real properties and holding the properties for investment. The Partnership's public offering commenced on December 4, 1987. The initial $1,300,000 of contributed capital was released from impound to the Partnership on June 2, 1988.

The offering of the Partnership's Units expired on February 11, 1989, and the General Partner elected not to attempt to extend the offering period. The offering raised a total of $6,365,000 in contributed capital (including the Initial Limited Partners' contributions) from which the Partnership netted $5,719,000 after underwriting commissions and registration expenses.

Currently, the Partnership owns a warehouse/distribution center in New Hope, Minnesota and is a co-venturer in three joint ventures holding four other residential and commercial properties. See Item 2 above.

The Partnership completed its start-up and investment-in-properties phases in 1989 and is currently in an operational phase with focus on efforts to increase income through active management of the Partnership's properties. The General Partner, however, in anticipation of the recovery of the real estate market in which the properties are located, intends to distribute a proxy statement to the limited partners to seek their approval, at a special meeting of the limited partners, of a liquidation proposal to begin the process of selling the Partnership's properties when advantageous, followed by the dissolution and winding up of the Partnership. The General Partner has listed the properties with real estate agencies to gauge interest in the sales of the properties if the limited partners approve the liquidation proposal. After such approval, depending on the success of the General Partner's efforts and the prices offered for the properties, it is possible that all of the properties could be sold during 1996, enabling the General Partner to distribute to the limited partners the net property sales proceeds and wind up the affairs of the Partnership. Even if the limited partners approve the liquidation proposal and the General Partner actively seeks such sales, the General Partner has no contracts on any of the properties and there can be no assurance that the Partnership's properties can be sold during 1996 or thereafter. The Partnership Agreement allows sales of less than substantially all of the Partnership's properties without limited partner approval and the General Partner may, therefore, make individual sales if the liquidation proposal is not approved.

RESULTS OF OPERATIONS

1995 Compared to 1994

NWDC continued to be 100% occupied throughout 1995 as it has been since the third quarter of 1992. Gross rental revenues increased to $516,000 in 1995 from $494,000 in 1994 due to a small increase in rental rates during 1995. Interest income was sharply higher in 1995 compared to 1994 as a result of rising short-term interest rates. Property operations expenses increased 50% to $267,000 in 1995 compared to $178,000 in 1994 due primarily to the painting of the exterior of the building and partial replacement of the retaining wall. As a result of the capitalization of additional tenant improvements late in 1994, depreciation and amortization expense rose over 30% to $90,000 in 1995 compared to $67,000 in 1994.

The Partnership's share of joint venture income increased to $168,000 in 1995 compared to $127,000 in 1994 as a result of the accumulative impact of the items discussed in the following paragraphs.

The primary reason for the overall increase in joint venture income was a dramatic improvement in the performance of the Minnetonka 225 property. The Partnership's share of net income increased to $54,000 in 1995 compared to $14,000 in 1994. Gross rental revenues increased nearly 70% in 1995 compared to 1994 due to a combination of higher occupancy rates and rental rate increases. Occupancy rates averaged 99% in 1995 compared to approximately 70% during 1994. Partially offsetting the increase in rental income was a 55% increase in depreciation and amortization expense as capital improvements were made in order to attract new tenants. In addition, real estate taxes increased 30% in 1995.

The Partnership's share of income from the Minnetonka 300/400 properties also improved, increasing 22% in 1995 to $62,000 compared to $51,000 in 1994. Average occupancy at the Minnetonka 300 building has increased steadily from 57% during the first quarter of 1994 to 100% during most of 1995. In contrast, average occupancy has slipped from 100% during all of 1994 at the Minnetonka 400 building to 78% during the last half of 1995. The net result was a 24% increase in rental revenues in 1995 compared to 1994. However, depreciation costs jumped over 65% in 1995 compared to 1994 due to capitalized roof replacement costs at the Minnetonka 300 property in late 1994. Landscaping and interior repairs also pushed operating expenses up approximately 13% in 1995.

The Partnership's share of joint venture income from the Village at Worthington Green apartment complex declined 16% to $52,000 in 1995 from $62,000 in 1994. Rental revenues were flat during the two years, but operating expenses increased 20% primarily due to higher charges in 1995 for non-capitalized property replacements such as carpeting and appliances and interior painting.

1994 Compared to 1993

Occupancy at NWDC remained at 100% throughout 1994 as it did during 1993. However, an increase in rental rates during the current year allowed gross rental revenues to rise to $494,000 in 1994 from $468,000 in 1993. Interest income increased to $19,000 in 1994 from $10,000 in 1993 due to a combination of rising short-term interest rates and larger short-term investment balances. Property operation expenses, depreciation and amortization charges and administrative expenses were all relatively stable between 1994 and 1993.

The Partnership's share of joint venture income declined to $127,000 in 1994 from $144,000 in 1993 as a result of the cumulative impact of the items discussed in the following paragraphs.

The Partnership's share of income from the Minnetonka 225 joint venture declined to $14,000 in 1994 from $35,000 in 1993. The primary reason for this difference relates to property tax expense. In 1993, the joint venture received a large refund of prior years' property taxes as a result of an appeal filed by the property's management due to valuation differences.

The Partnership's share of joint venture income from the Minnetonka 300/400 properties declined to $51,000 in 1994 compared to $59,000 in 1993. Despite the fact that the Minnetonka 400 building was 100% occupied throughout 1994, gross rental revenues slipped 3% in 1994 compared to 1993 due to a sharp decline in the average occupancy level at the Minnetonka 300 building during the current year. Occupancy recovered to 81% at Minnetonka 300 by the end of 1994. Depreciation charges were also up 19% in 1994 compared to 1993 due to the capitalized roof replacement costs at the Minnetonka 300 building in 1994. In contrast, other operating expenses declined in 1994 compared to 1993, primarily because of non capitalizable roof repair expenses incurred in 1993 on the Minnetonka 400 building.

The Partnership's share of joint venture income from Worthington Green rose 24% to $62,000 in 1994 compared to $50,000 in 1993. Gross rental revenues rose over 4% in 1994 compared to 1993 due to a modest increase in occupancy rates. In addition, depreciation expense dropped significantly in 1994 compared to 1993 because several tenant improvements were fully depreciated at December 31, 1993.

INFLATION

During 1995 inflation remained at moderate levels and had little effect on the Partnership's operations. It is anticipated that during 1996, inflation will continue at a moderate level and that the Partnership's operations will not be significantly influenced by inflation.

LIQUIDITY AND CAPITAL RESOURCES

As discussed previously, the Partnership owns interests in three joint ventures. All three joint ventures have been profitable since their inception. The Partnership's share of net joint venture income after depreciation for the years 1995, 1994 and 1993 was $168,000, $127,000, and $144,000, respectively. The Partnership's share of depreciation, a non-cash item, was $133,000, $101,000, and $113,000, respectively. During 1995, the
Partnership received cash distributions of $57,000, $48,000 and $54,000 from the Worthington Green Associates, Minnetonka 225 Associates and Minnetonka 300 and 400 Associates joint ventures respectively. Comments follow relating to the four properties included in the joint ventures as well as Northwest Distribution Center, which is owned 100% by the Partnership. See also Item 2. Description of Property.

Northwest Distribution Center

The property continues to be 100% occupied by two tenants. The next lease expiration will not be until June of 1997 when 20,000 square feet or 17% of the property comes up for renewal. During 1995, the property's largest tenant was purchased by a wholly-owned subsidiary of The Dial Corp., a national company, known as ExhibitGroup, Inc. This tenant will continue to manufacture, warehouse and distribute their exhibiting stages and materials from the NWDC location. The demand for bulk warehouse facilities such as NWDC continues to outpace supply, with vacancy less than 4% for such buildings within the Twin Cities. High demand and short supply contributed greatly to rising rental rates during 1995. During 1995, the property was painted and the retaining wall and dock enclosures replaced at a cost of approximately $76,000. During 1996, it may be necessary to complete parking lot work at the property at an estimated cost of $15,000.

Minnetonka Industrial Properties

Occupancy and rental rates for office/warehouse buildings such as the Minnetonka properties continued to rise throughout 1995, driven by steady demand and a quickly diminishing supply of available space. Rental rates were increased on all new leases and rollovers during 1995 at the Minnetonka properties.

Minnetonka 225 averaged 99% occupancy during 1995. The next lease expiration, during January of 1996 for 9,072 square feet, has been renewed for a two-year term, which places the next lease expiration in December 1997, for 5,120 square feet (8% of property). During 1995, the roof of the property required replacement, and the work was 90% complete at year-end. The balance of work was completed during January of 1996 and no additional capital projects are anticipated at this property during 1996.

Minnetonka 300 averaged 94% occupancy during 1995 with the addition of a major tenant in May. Approximately 13% of the property comes up for renewal during 1996.

Minnetonka 400 averaged 87% occupancy during 1995. The next scheduled lease expiration is in December of 1996 for 78% of the property. Management is currently in discussion with this tenant regarding a long-term lease. Replacement of the building's roof was begun in 1995 and is expected to be complete by the end of February, 1996. While no additional capital projects are expected for 1996, we do anticipate a significant tenant improvement cost in the range of $150,000-$275,000 in connection with the pending lease renewal of a major tenant as noted above or a potential re-leasing of this building.

Village at Worthington Green Apartments

Occupancy at the Village at Worthington Green apartments averaged in excess of 95% throughout 1995. The Columbus market area continues to experience steady population, employment and housing growth. One new project in the Worthington market area was introduced during 1995, and much land remains available within a five mile radius of the Village for further housing development.
Worthington continues to build infrastructure (schools, libraries, roadway expansions) in order to accommodate future population growth. During 1995, two of twenty-two roofs were replaced with a new 35 year shingle system. The replacements were begun in 1995 and will continue for the next four to seven years until all roofs have been replaced. Also, a partial overlay of the parking areas was completed in 1995, with phase two of this project scheduled for 1996 and the third and final phase in 1997.

                            ----------------------

Cash provided by operations during 1995 was $333,000. Cash and cash equivalents increased from $521,000 at December 31, 1994 to $610,000 at December 31, 1995. Distributions to the Limited Partners totaled $255,000. The Partnership has sufficient cash and cash equivalents to meet its 3% required reserve.

Cash provided by operations in 1996 is expected to be sufficient to satisfy substantially all of the Partnership's working capital and normal capital expenditure needs, which include anticipated capital expenditures of $139,000. However, cash provided from operations in 1996 may not be sufficient to provide distributions to the Limited Partners at the level of distributions paid to Limited Partners in 1994 and 1995. The Partnership may borrow funds from the General Partner to provide cash for distributions to Limited Partners, but it is not anticipated that such borrowing will occur.

The Partnership will not acquire additional properties or interests in joint ventures which own properties. During the holding period of the Partnership's properties, cash flow from operations is expected to contribute to the liquidity of the Partnership and generate current income. The General Partner, however, intends to seek limited partner approval of a liquidation proposal to begin the process of selling the Partnership's properties and winding up the Partnership during 1996. The General Partner has listed the Partnership's properties with real estate agencies to test the feasibility of such sales. There can be no assurance, however, that following limited partner approval of the liquidation proposal, the General Partner will be able to accomplish such sales during 1996 or thereafter.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                       Page
Index to Financial Statements                                         Number
-----------------------------                                         ------

Report of Price Waterhouse LLP, Independent Accountants                 14

Balance Sheet as of December 31, 1995 and 1994                          15

Statement of Operations for the Years Ended
  December 31, 1995, 1994 and 1993                                      16

Statement of Partners' Equity for the
  Years Ended December 31, 1995, 1994 and 1993                          17

Statement of Cash Flows for the Years Ended
  December 31, 1995, 1994 and 1993                                      18

Notes to Financial Statements                                           19

Schedule X - Supplementary Statement of Operations
  Information                                                           24

Schedule XI - Real Estate and Accumulated Depreciation                  25


All other schedules are omitted because they are not required, are not applicable or the financial information required is included in the financial statements or the notes thereto.

                     Report of Independent Accountants


To the Partners of
   Lutheran Brotherhood Realty Fund I


In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Lutheran Brotherhood Realty Fund I at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP

Price Waterhouse LLP

Minneapolis, Minnesota
February 23, 1996

                      LUTHERAN BROTHERHOOD REALTY FUND I
                                BALANCE SHEET
                               (in thousands)



                                                   December 31
                                                   -----------
ASSETS                                         1995          1994
------                                         ----          ----

Real estate investments:
  Land                                        $  636         $  636
  Buildings                                    1,612          1,612
                                              ------         ------
                                               2,248          2,248
  Less:  Accumulated depreciation               (319)      	    (268)
                                              ------         ------
                                               1,929          1,980

Investments in joint ventures                  2,105          2,095
Cash and cash equivalents                        610            521
Receivable from affiliates                         6
Deferred charges (net) and other assets           56            122
                                              ------         ------
  Total assets                                $4,706         $4,718
                                              ======         ======


LIABILITIES AND PARTNERS' EQUITY

Payable to affiliates                         $              $   23
Other liabilities                                  2
                                              ------         ------
  Total liabilities                                2             23
                                              ------         ------

Partners' equity:
  Limited Partners - 63,803 units
     outstanding in 1995 and 1994              4,693          4,687
  General Partner                                 11              8
                                              ------         ------
  Total partners' equity                       4,704          4,695
                                              ------         ------
  Total liabilities and partners' equity      $4,706         $4,718
                                              ======         ======


The accompanying notes are an integral part of the financial statements.

                      LUTHERAN BROTHERHOOD REALTY FUND I
                          STATEMENT OF OPERATIONS
                   (in thousands except unit data amounts)


                                   For the years ended December 31,
                                   --------------------------------

                                   1995          1994          1993
                                   ----          ----          ----
Revenue:
  Rental                           $516          $494          $468
  Interest                           30            19            10
                                   ----          ----          ----
    Total revenue                   546           513           478
                                   ----          ----          ----

Expenses:
  Property operations               267           178           174
  Depreciation and amortization      90            67            69
  Administrative                     93            83            81
                                   ----          ----          ----
    Total expenses                  450           328           324
                                   ----          ----          ----

Net income from operations           96           185           154

Equity in joint venture earnings	    168           127           144
                                   ----          ----          ----
Net income                         $264          $312          $298
                                   ====          ====          ====

Net income per weighted
  average number of limited
  partnership units
  outstanding                     $4.14         $4.90         $4.67
                                  =====         =====         =====

Distributions per weighted
  average limited partnership
  units outstanding               $4.00         $4.00         $4.00
                                  =====         =====         =====


The accompanying notes are an integral part of the financial statements.

                      LUTHERAN BROTHERHOOD REALTY FUND I
                        STATEMENT OF PARTNERS' EQUITY
                 FROM DECEMBER 31, 1992 THROUGH DECEMBER 31, 1995
                                (in thousands)


                                                                      Total
                                          General     Limited        Partners'
                                          Partner     Partners        Equity
                                          -------     --------       --------

Balance at December 31, 1992                    2       4,593          4,595

  Net income                                    3         295            298
  Distributions to Limited Partners                      (255)          (255)
                                          -------      ------         ------
Balance at December 31, 1993                    5       4,633          4,638

  Net income                                    3         309            312
  Distributions to Limited Partners                      (255)          (255)
                                          -------      ------         ------
Balance at December 31, 1994                    8       4,687          4,695

   Net income                                   3         261            264
   Distributions to Limited Partners                     (255)          (255)
                                          -------      ------         ------
Balance at December 31, 1995              $    11      $4,693         $4,704
                                          =======      ======         ======

The accompanying notes are an integral part of the financial statements.

                    LUTHERAN BROTHERHOOD REALTY FUND I
                          STATEMENT OF CASH FLOWS
               Increase (decrease) in cash and cash equivalents
                                (in thousands)


                                             For the years ended December 31,
                                             --------------------------------
                                               1995       1994         1993
                                               ----       ----         ----

Net income                                     $264       $312         $298

Adjustments to reconcile net income
  to net cash provided by
  operating activities:
    Depreciation and amortization                90         67           69
    Changes in assets and liabilities:
      Receivable from affiliates                  6
      Other assets                               (5)        (8)
      Payables to affiliates                    (23)        (9)           3
      Property taxes payable                               (12)
      Other liabilities                           2         (3)          (4)
                                               ----       ----         ----

Net cash provided by operating activities       334        347          366
                                               ----       ----         ----

Cash flows from investing activities:
  Capital improvements                           (3)       (89)        (22)
  Tenant reimbursements                          23
  Capital infusion to Mtka 300/400                         (80)
  Distributions from joint ventures             158        163          289
  Equity in joint venture earnings             (168)      (127)        (144)
                                               ----       ----         ----

Net cash provided by (used in) investing
  activities                                     10       (133)         123
                                               ----       ----         ----

Cash flows from financing activities:
   Distributions to partners                   (255)      (255)        (255)
                                               ----       ----         ----

Net cash used in financing activities          (255)      (255)        (255)
                                               ----       ----         ----

Net increase (decrease) in cash
   and cash equivalents                          89        (41)         234

Cash and cash equivalents at beginning
  of period                                     521        562          328
                                               ----       ----         ----
Cash and cash equivalents at end of
  period                                       $610       $521         $562
                                               ====       ====         ====


The accompanying notes are an integral part of the financial statements.

                      LUTHERAN BROTHERHOOD REALTY FUND I
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994

NOTE 1.  ORGANIZATION

Lutheran Brotherhood Realty Fund I, a California limited partnership (the "Partnership") was organized on August 4, 1987 to acquire and operate or invest in commercial and residential properties. Lutheran Brotherhood Real Estate Products Company (the "General Partner") is an indirect wholly-owned subsidiary of Lutheran Brotherhood ("LB"). The General Partner made a $1,000 capital contribution to the Partnership and the initial Limited Partners, Robert P. Gandrud and the General Partner, contributed a combined $100,000 for the purchase of 1,000 Limited Partnership units. The Partnership's offering expired on February 11, 1989 having raised a total of $6,365,000 in contributed capital (including Initial Limited Partner's Contributions) from which the Partnership netted $5,719,000 after underwriting commissions and registration expenses. The Partnership owns an interest in three (3) joint ventures and directly owns one property.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Real estate investments

Real estate investments are recorded at cost. The building is depreciated for financial reporting purposes using the straight-line method over the estimated useful life of 31.5 years. Asset and accumulated depreciation accounts are relieved for dispositions and resulting gains or losses are reflected in the results of operations.


   Investments in joint ventures

Investments in joint ventures are accounted for by the equity method of accounting. The cost of the investments is adjusted by the Partnership's share of the joint ventures' results of operations and reduced by distributions received by the Partnership.


   Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include $110,000 of cash on hand and $500,000 of short-term investments. Short-term investments consist primarily of repurchase agreements collateralized by US Government-backed obligations.


   Deferred charges and other assets

Deferred charges primarily represents lease commissions paid and specific tenant improvements which are amortized over the term of the related lease.


   Rental revenue

The Partnership leases the space in its commercial property under operating leases with durations from one to five years. The Partnership expects that in the normal course of business these leases will be renewed or replaced by other leases. Rental income which includes base rent and reimbursed operating expenses is recognized in accordance with the lease agreements.


   Income taxes

No provision for Federal or state income taxes is necessary in the financial statements of the partnership because, as a partnership, it is not subject to Federal income tax; the effect of its activities accrues to the partners.


   Net income per limited partnership unit

Net income per limited partnership unit is computed by dividing net income allocated to the Limited Partners by the weighted average number of Limited Partnership Units outstanding. Per unit information has been computed based on 63,803 weighted average units outstanding in 1995, 1994 and 1993, respectively.


   Partnership allocations

The Partnership agreement provides for net income and net losses from operations for both financial and tax reporting purposes and distributable cash from operations and surplus funds to be allocated 99% to the Limited Partners and 1% to the General Partner.


   Distributions

The Partnership has declared and paid distributions to the Limited Partners since the second quarter of 1988. Distributions paid by the Partnership in 1995, 1994 and 1993 were $255,000 for all years. Subsequent to December 31, 1995, a distribution of $63,803 relating to the fourth quarter of 1995 was declared and distributed.


NOTE 3.  INVESTMENTS IN JOINT VENTURES

At December 31, 1995, the assets and liabilities of the joint ventures were as follows (in thousands):

                                          Minnetonka   Minnetonka  Worthington
                                             225        300 & 400     Green
                                          Associates   Associates   Associates
                                          ----------   ----------  -----------

   Land                                     $  369       $  687      $  837
   Property less
     depreciation                            1,398        1,836       4,028
   Deferred charges (net) and other
     assets                                    236          497         944
                                            ------       ------      ------
                                             2,003        3,020       5,809
   Liabilities                                (135)         (51)        (47)
                                            ------       ------      ------
   Net assets                               $1,868       $2,969      $5,762
                                            ======       ======      ======

Revenues and expenses of the joint ventures for the year ending December 31, 1995 were as follows (in thousands):

   Revenues                                 $  437       $  630       $1,150
   Property taxes                             (121)        (136)        (137)
   Management fee                              (19)         (27)         (42)
   Other operating expenses                    (57)        (110)        (438)
   Depreciation                                (79)        (169)        (262)
                                            ------       ------       ------
   Net income                                  161          188          271

   Partnership interest                       33.3%        33.3%        19.3%
                                            ------       ------       ------
   Partnership income                       $   54     $     62       $   52
                                            ------       ------       ------

   Total income from joint ventures                                   $  168
                                                                      ======

LB is the co-venturer in each of the three joint ventures.


NOTE 4.  RELATED PARTY TRANSACTIONS

In addition to the joint venture transactions with Lutheran Brotherhood, the Partnership has entered into the following related party transactions:

   Partnership management fee

The General Partner will receive a partnership management fee not to exceed 9% of actual distributions to the Limited Partners of distributable cash from operations as defined in the Partnership Agreement.

   Reimbursement of administrative expenses

Pursuant to the Partnership Agreement, the General Partner and its affiliates are reimbursed for costs incurred in connection with administration of Partnership activities.

   Subordinated incentive compensation

The General Partner may also receive subordinated incentive compensation equal to 14% of the sum of surplus funds plus this fee, after all Limited Partners have received a return on their invested capital and their priority return of 10% on their capital contributions.

These related party transactions can be summarized by year as follows (in thousands):

                                          1995      1994         1993
                                          ----      ----         ----

Partnership management fee               $  23     $  23       $  23
Partnership administrative expenses         33        26          27
                                         -----     -----       -----
Total affiliate compensation             $  56     $  49       $  50
                                         =====     =====       =====

Lutheran Brotherhood occupied 5,000 square feet of NWDC for general warehousing space through June 14, 1993, at which point an existing tenant expanded into the space. The Partnership recognized $9,284 in rental income from Lutheran Brotherhood on this space in 1993. The rentals paid by Lutheran Brotherhood for this space were at market rates.

At December 31, 1995 and 1994, the following amounts were receivable from (payable to) affiliates (in thousands):

                                             1995           1994
                                            ------        --------
   General Partner:
      Bank deposit error                    $   40        $
      Administrative expenses                  (11)
      Partnership management fee               (23)           (23)
                                            ------        --------
                                            $    6        $   (23)

NOTE 5.  LEASES

The Partnership leases the space in its commercial property to tenants under operating leases that expire at various dates over the next four years. The Partnership expects that the leases will be renewed or replaced by other leases.

Minimum future rentals to be received on the noncancelable operating leases at
NWDC as of December     31, 1995 are as follows (in thousands):

                          1996     $  312
                          1997        257
                          1998        257
                          1999        129
                                   ------
                                   $  955
                                   ======

NOTE 6.  INCOME TAXES

The Partnership reports certain transactions differently for tax and financial statement purposes. The tax basis of real estate and joint venture investments for Federal income tax purposes at December 31, 1995 and 1994 was as follows (in thousands):

                                                  1995        1994
                                                  ----        ----

Tax basis of property owned directly by
  the Partnership:

  Northwest Distribution Center                  $ 2,059     $ 2,135
                                                 =======     =======

Tax basis of investments in Joint Ventures:

  Minnetonka 225 Associates                      $   660     $   647
  Minnetonka 300 & 400 Associates                  1,059       1,021
  Worthington Green Associates                     1,049       1,048
                                                 -------     -------
                                                 $ 2,768     $ 2,716
                                                 =======     =======

A reconciliation between the financial statement net income and the income for tax purposes follows (in thousands):

                                        1995      1994       1993
                                        ----      ----       ----
Net income per statement
  of operations                       $  264     $  312     $  298
Difference in depreciation                34         12         16
Joint venture income                      43          2         22
                                      ------     ------     ------

Estimated taxable income              $  341     $  326     $  336
                                      ======     ======     ======

The differences between the results from operations for tax and financial statement purposes are due to different depreciation methods and different periods for recognizing joint venture and prepaid rental income.

NOTE 7.  COMMITMENTS

Pursuant to the Partnership Agreement, the Partnership is required to maintain reasonable reserves for normal repairs, replacements, working capital, and contingencies in an amount equal to at least 3% of capital contributions. In the event expenditures are made from these reserves, a portion of the cash generated from operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash on hand and money market funds at December 31, 1995 and 1994 were in excess of 3% of capital contributions.

The terms of the Partnership Agreement also provide that the General Partner and/or affiliates are entitled to receive certain fees and reimbursements, which are more fully described in Note 4.


NOTE 8.  SIGNIFICANT TENANTS

The Partnership received rental revenue in excess of 10% of total revenue from two tenants in 1995 and 1994 and three tenants in 1993. The rental revenue from these tenants constituted approximately $435,000 and $90,200 of total revenue for the year ending 1995, and $359,000 and $76,000 of total revenue for the year ended December 31, 1994 and $293,000, $76,000 and $71,000 of total revenue for the year ended December 31, 1993.

NOTE 9.  PENDING LITIGATION

The Partnership is not a party to, nor is any of the Partnership's property the subject of, any material legal proceedings.



                       LUTHERAN BROTHERHOOD REALTY FUND I

            Schedule X - Supplementary Statement of Operations Information

                 For the Years Ended December 31, 1995, 1994 and 1993


                                                 Charged to Costs
Item                                               and Expenses
----                                    ---------------------------------
                                          1995         1994          1993
                                          ----         ----          ----

1.  Maintenance and repairs             $ 80,208     $ 21,000      $ 15,000


2.  Taxes, other than payroll and
      income taxes (real estate)        $128,000     $126,000      $129,000


3.  Advertising costs                   $    100     $    100           --


                                     LUTHERAN BROTHERHOOD REALTY FUND I
                         Schedule XI - Real Estate and Accumulated Depreciation
                                          Year Ended December 31, 1995

                                                                   Gross Amount at
                      Initial Cost                          Which Carried at Close of Year
                      ------------                          -------------------------------

                                             Net Costs
                                             Written Off                                Accumu-                         Depreci-
                Related          Buildings   Subsequent           Buildings             lated      Date Of              ation
                Encum-           & Improve-  To Acquisi-          & Improve-            Deprecia-  Construc-  Date      Lives
Description     brances   Land   ments       tion           Land  ments        Total    tion       tion       Acquired  (years)
-----------     --------  ----   ----------  -------------  ----  ----------   -----    ---------  ---------  --------  --------

Northwest
Distribution
Center
New Hope,
Minnesota              $636,000  $1,613,000  ($1,000)   $636,000  $1,612,000  $2,248,000  $319,000   1966      9/89     5-31.5


                                LUTHERAN BROTHERHOOD REALTY FUND I
                     Schedule XI - Real Estate and Accumulated Depreciation
                                  Year Ended December 31, 1994


                                                                   Gross Amount at
                      Initial Cost                          Which Carried at Close of Year
                      ------------                          -------------------------------

                                             Net Costs
                                             Written Off                                Accumu-                         Depreci-
                Related          Buildings   Subsequent           Buildings             lated      Date Of              ation
                Encum-           & Improve-  To Acquisi-          & Improve-            Deprecia-  Construc-  Date      Lives
Description     brances   Land   ments       tion           Land  ments        Total    tion       tion       Acquired  (years)
-----------     --------  ----   ----------  -------------  ----  ----------   -----    ---------  ---------  --------  --------

Northwest
Distribution
Center
New Hope,
Minnesota              $636,000  $1,613,000  ($1,000)   $636,000  $1,612,000  $2,248,000  $268,000   1966      9/89     5-31.5

                        LUTHERAN BROTHERHOOD REALTY FUND I

                              Notes to Schedule XI

               Real Estate Investments and Accumulated Depreciation

Changes in real estate and accumulated depreciation for the three years ended (in thousands):

                                   December 31,  December 31,  December 31,
                                      1995          1994          1993
                                   ------------  ------------  ------------
Real estate investments:

Balance, real estate investments
  at beginning of year                $2,248      $2,248      $2,248
Write Off Building Improvements       ------      ------      ------
Balance, real estate investments
  at end of year                      $2,248 (1)  $2,248 (1)  $2,248 (1)
                                      ======      ======      ======


Accumulated depreciation:

Balance, accumulated depreciation
  of real estate investments, at
  beginning of year                   $  268      $  217      $  166
Depreciation of property                  52          51          51
                                      ------      ------      ------
Balance, accumulated depreciation
  of real estate investments,
  at end of year                      $  320      $  268      $  217
                                      ======      ======      ======


(1) The aggregate cost at the end of the calendar year for federal income tax purposes is:

          1995     $2,394,000
          1994     $2,414,000
          1993     $2,325,000


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                      PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATE GENERAL PARTNER OF THE REGISTRANT

The Partnership, as an entity, does not have any directors or officers. The directors and executive officers of the General Partner, their ages and their principal occupation and affiliations during the last five years or more, are listed below.

Name and Position, Age, Other Principal Occupations and Other Directorships During the Past 5 Years

Robert P. Gandrud
Chairman of the Board
of Directors of
the General Partner

53

Mr. Gandrud has been President of Lutheran Brotherhood since 1987 and Chief Executive Officer of Lutheran Brotherhood since 1988. Mr. Gandrud joined Lutheran Brotherhood in 1965 after receiving a BA from the University of Minnesota. Mr. Gandrud, a Fellow in the Society of Actuaries, also completed the University of Minnesota Executive Program and the Harvard School of Business Advanced Management Program. Mr. Gandrud is also the Chairman of the Board of Directors, President and Chief Executive Officer of Lutheran Brotherhood Financial Corporation, the Chairman of the Board of Directors, President and Chief Executive Officer of Lutheran Brotherhood Variable Insurance Products Company, a stock life insurance company offering variable insurance products to persons eligible for membership in Lutheran Brotherhood, the Chairman of the Board of Directors of Lutheran Brotherhood Research Corp., a registered investment adviser which provides investment management to seven mutual funds sponsored by Lutheran Brotherhood (the "Lutheran Brotherhood Mutual Funds") and the Chairman of the Board of Lutheran Brotherhood Securities Corp., and the Chairman of the Board of the Lutheran Trust Group.



Rolf F. Bjelland
Member of the Board
of Directors of
the General Partner

57

Mr. Bjelland has been an Executive Vice President of Lutheran Brotherhood since 1983, in charge of its Investment Division. Lutheran Brotherhood's Investment Division manages Lutheran Brotherhood's assets, which on December 31, 1995, totalled more than $10.9 billion. Within the Investment Division is the Mortgage Loan and Real Estate Department which manages mortgage loans and real estate investments totalling approximately $2.5 billion on December 31, 1995. Prior to 1983, Mr. Bjelland was an Executive Vice President of National City Bank of Minneapolis, Minnesota, where he was responsible for all of the real estate related activities of the bank. Mr. Bjelland is also a member of the Board of Directors and President of Lutheran Brotherhood Research Corp., a member of the Boards of Directors of Lutheran Brotherhood Securities Corp., Lutheran Brotherhood Financial Corporation, Lutheran Brotherhood Variable Products Company, the Lutheran Trust Group, and Chairman of the Board of Directors and Trustees and President of the Lutheran Brotherhood Mutual Funds.



Bruce J. Nicholson
Member of the Board
of Directors of
the General Partner

49

Mr. Nicholson rejoined Lutheran Brotherhood in May, 1990, as Executive Vice President and Chief Financial Officer and is responsible for all financial and administrative services including the actuarial, controllers, management information systems and internal audit functions. Mr. Nicholson originally joined Lutheran Brotherhood in 1968 after receiving his BA from St. Olaf College. Mr. Nicholson left Lutheran Brotherhood in 1975 to become the chief actuary at Minister's Life and Casualty Co., ultimately becoming its senior vice president with responsibilities for the actuarial, marketing, policy administration and personnel functions. In 1984, Mr. Nicholson joined the consulting staff of Towers, Perrin, Foster & Crosby, which acquired the Tillinghast insurance consulting company in 1986. Mr. Nicholson transferred to the Tillinghast Group and was named a principal of that firm in 1987, serving as its national practice leader for financial reporting. Mr. Nicholson is a Fellow in the Society of Actuaries and is a member of the American Academy of Actuaries. Mr. Nicholson is also a member of the Boards of Directors of Lutheran Brotherhood Financial Corporation, Lutheran Brotherhood Variable Insurance Products Company, Lutheran Brotherhood Research Corp., Lutheran Brotherhood Securities Corp., and Lutheran Trust Group.



Paul R. Ramseth
Member of the Board
of Directors of
the General Partner

53

Mr. Ramseth has been an Executive Vice President of Lutheran Brotherhood since January of 1992, in charge of its Member Services Division. Lutheran Brotherhood's Member Services Division manages all of Lutheran Brotherhood's insurance underwriting, policy service and claims functions, and, in addition, oversees Lutheran Brotherhood's fraternal activities and the broker-dealer operations of Lutheran Brotherhood Securities Corp. Mr. Ramseth joined Lutheran Brotherhood in 1981 in its marketing operations and became the head of Marketing in 1984. Mr. Ramseth is also a member of the Board of Directors of Lutheran Brotherhood Financial Corporation, Lutheran Brotherhood Research Corp., Lutheran Brotherhood Securities Corp., Lutheran Brotherhood Variable Insurance Products Company, and Lutheran Trust Group. Mr. Ramseth received a MA from the University of Minnesota in 1968.



William H. Reichwald
Member of the Board
of Directors of
the General Partner

48

Mr. Reichwald joined Lutheran Brotherhood in 1971 after receiving his BS from the University of Wisconsin. After becoming one of Lutheran Brotherhood's perennial leaders in sales, Mr. Reichwald was appointed a General Agent for Lutheran Brotherhood in 1982, and came in to Lutheran Brotherhood Home Office in 1987 as Senior Vice President and Director of Marketing. Mr. Reichwald was named Executive Vice President of Marketing in 1990 and oversees the marketing of all Lutheran Brotherhood products and the recruitment, training and supervision of Lutheran Brotherhood's field force. Mr. Reichwald is the President of Lutheran Brotherhood Securities Corp. and also a member of the Boards of Directors of Lutheran Brotherhood Financial Corporation, Lutheran Brotherhood Variable Insurance Products Company, Lutheran Brotherhood Research Corp., Lutheran Brotherhood Securities Corp., and Lutheran Trust Group.



Mitchell F. Felchle
President of the
General Partner

48

Mr. Felchle, a Vice President of Lutheran Brotherhood, is also Vice President of Lutheran Brotherhood Securities Corp. Mr. Felchle has been employed by Lutheran Brotherhood since 1972.



Otis F. Hilbert
Vice President and
Secretary of the
General Partner

59

Mr. Hilbert, a Vice President - Law of Lutheran Brotherhood, is also the Secretary of Lutheran Brotherhood Research Corp. and Vice President and the Secretary of Lutheran Brotherhood Securities Corp., and Lutheran Trust Group. Mr. Hilbert is a Vice President and Secretary of Lutheran Brotherhood Mutual Funds. Mr. Hilbert has been employed by Lutheran Brotherhood since 1970.


James R. Olson
Vice President of
the General Partner

53

Mr. Olson, a Vice President of Lutheran Brotherhood, is also a Vice President of Lutheran Brotherhood Securities Corp. Mr. Olson has been employed by Lutheran Brotherhood since 1979.



Cliff W. Habeck
Assistant Vice President of
the General Partner

48

Mr. Habeck is an Assistant Vice President of Lutheran Brotherhood. Mr. Habeck is a Real Property Administrator, certified by the Building Owners and Managers Association and has been employed in the Investment Property Management Department of Lutheran Brotherhood since 1977. Mr. Habeck, a Certified Public Accountant, has been employed by Lutheran Brotherhood since 1974. Since 1977, Mr. Habeck has engaged in the acquisition and supervision of a number of Lutheran Brotherhood investment properties including multiple residential, commercial and light industrial properties. Mr. Habeck is also the manager of Lutheran Brotherhood's home office building.



Paul A. Larson
Assistant Vice President
of the General Partner

49

Mr. Larson is an Assistant Vice President of Lutheran Brotherhood and has been employed in the Mortgage Loan and Real Estate Department of the Investment Division of Lutheran Brotherhood since 1977. Mr. Larson's responsibilities have included a variety of real estate activities including appraisal of properties for acquisition by Lutheran Brotherhood, management of such properties including the engagement of independent managers of such properties, and the disposition of such properties. Mr. Larson's responsibilities for Lutheran Brotherhood include mortgage lending negotiations and the supervision of mortgage lending transactions.



ITEM 11. EXECUTIVE COMPENSATION

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for its year ended December 31, 1995, nor was any direct compensation paid or payable by the Partnership to directors or officers of the General Partner and Sponsor for the year ended December 31, 1995. The Partnership has no plans to pay any such remuneration to any directors or officers of the General Partner in the future.

See Note 4 to the Financial Statements for amounts of compensation paid by the Partnership to the General Partner and its Affiliates.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) No person owns of record or as beneficiary more than five percent (5%) of the Units.

(b)  The General Partner owns less than 1% of the Units.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain directors and officers of the General Partner and Sponsor of the Partnership are also directors, officers and/or employees of one or more affiliated companies which have, during the previous fiscal year, engaged in transactions with the Partnership and may continue to engage in transactions with the Partnership in the future. See Item 10. The Partnership and LB are co-venturers in three joint ventures. See Item 1.


                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A)  The following documents are filed as part of this report:

     1.  Financial Statements

         Report of Price Waterhouse LLP, Independent Accountants

         Balance Sheets as of December 31, 1995 and 1994

         Statements of Operations for the Years Ended December 31, 1995, 1994 and 1993

         Statements of Partners' Equity for the Years Ended December 31, 1995, 1994 and 1993

         Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993

         Notes to Financial Statements

     2.  Schedules

         Schedule X - Supplementary Statement of Operations Information

         Schedule XI - Real Estate and Accumulated Depreciation

         All other schedules are omitted because they are not required, are not applicable or the financial information is included in the financial statements or notes thereto.


     3.  Exhibits

S-K Reference                                                  Sequential
    Number              Document Description                   Page Number
-------------           --------------------                   ------------

3               Certificate of Limited Partnership                 N/A
                (Incorporated by reference to
                Registration Statement of Registrant
                (File No. 33-16882) filed December 4,
                1987, as amended to date)

4               Registrant's Amended and Restated Limited          N/A
                Partnership Agreement (Incorporated by
                reference to Registration Statement of
                Registrant (File No. 33-16882) filed
                December 4, 1987, as amended to date)

9               N/A                                                N/A

10.1            Property Management Agreement (Multi-              N/A
                Family Properties and Commercial
                Industrial Properties) (Incorporated by
                reference to Registration Statement of
                Registrant (File No. 33-16882) filed
                December 4, 1987, as amended to date)

10.2            Underwriting Agreement (Incorporated by            N/A
                reference to Registration Statement of
                Registration Statement of Registrant
                (File No. 33-16882) filed December 4,
                1987, as amended to date)

10.3            Marketing Support Agreement (Incorporated          N/A
                by reference to Registration Statement of Registrant (File No. 33-16882) filed
                December 4, 1987, as amended to date)

10.4            General Services Agreement (Incorporated           N/A
                by reference to Registration Statement of Registrant (File No. 33-16882) filed
                December 4, 1987, as amended to date)

10.5            Worthington Green Associates Joint Venture         N/A
                Agreement dated June 30, 1989, by and
                between the Registrant and LB (Incorporated by reference to Form 8-K of Registrant
                (File No. 0-17617) filed Oct. 16, 1989)

10.6            Minnetonka 225 Associates Joint Venture            N/A
                Agreement dated June 30, 1989, by and
                between the Registrant and LB (Incorporated by reference to Form 8-K of Registrant
                (File No. 0-17617) filed Oct. 16, 1989)

10.7            Minnetonka 300 & 400 Associates Joint              N/A
                Venture Agreement dated June 30, 1989, by and between the Registrant and LB
                (Incorporated by reference to Form 8-K of Registrant (File No. 0-17617) filed
                Oct. 16, 1989)

10.8            NWDC Purchase Agreement dated June 30,             N/A
                1989, by and between the Registrant and LB
                (Incorporated by reference to Form 8-K of
                Registrant (File No. 0-17617) filed Oct. 16,
                1989)

10.9            Assignment dated June 30, 1989 of NWDC             N/A
                Purchase Agreement dated June 30, 1989, by and between LBREPCO, as assignor, and the Registrant, as assignee. (Incorporated by reference to Form 8-K of Registrant (File No.
                0-17617) billed Oct. 16, 1989)


11              N/A                                                N/A

12              N/A                                                N/A

13              N/A                                                N/A

18              N/A                                                N/A

19              N/A                                                N/A

22              N/A                                                N/A

23              N/A                                                N/A

24              N/A                                                N/A

25              N/A                                                N/A

28              N/A                                                N/A

29              N/A                                                N/A


(B)  Reports on Form 8-K

    There were no reports on Form 8-K filed during 1995.

                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           LUTHERAN BROTHERHOOD REALTY FUND I,
                                           a California limited partnership

                                           By:  LUTHERAN BROTHERHOOD REAL
                                                ESTATE PRODUCTS COMPANY,
                                                Its General Partner


Dated:  March 27, 1996                     By:  /s/MITCHELL F. FELCHLE
                                                -----------------------------
                                                Mitchell F. Felchle,
                                                President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons as officers and directors of the General Partner, Lutheran Brotherhood Real Estate Products Company, on behalf of the Registrant on the date indicated.

Signature     Title     Date

/s/ROBERT P. GANDRUD         Chairman of the Board of        March 27, 1996
--------------------         Directors of General
Robert P. Gandrud            Partner

/s/ROLF F. BJELLAND          Director of General Partner     March 27, 1996
-------------------
Rolf F. Bjelland

/s/BRUCE J. NICHOLSON        Director of General Partner     March 27, 1996
---------------------
Bruce J. Nicholson

/s/PAUL R. RAMSETH           Director of General Partner     March 27, 1996
------------------
Paul R. Ramseth

/s/WILLIAM H. REICHWALD      Director of General Partner     March 27, 1996
-----------------------
William H. Reichwald

                               INDEX TO EXHIBIT

                                                                 PAGE IN
                                                                 REGISTRATION
EXHIBIT NUMBER                                                   STATEMENT

27                         Financial Data Schedule




10k-396.doc