Form 10-K/A
period 1995-12-31
LUTHERAN BROTHERHOOD REALTY FUND I
filed 1996-04-30
CIK 821365

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                      -----------------------------------

                                 FORM 10-K/A
(Mark One)
            [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

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

Exhibit Index:  See Page 58

Documents Incorporated by Reference:  See Page 59

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

Since 1990, Worthington Green has been managed by Zink Partners, Inc., an Illinois corporation ("Zink"). Zink was formed on January 1, 1989 to manage multiple residential properties and currently manages 18 such properties having a total of 2,500 residential units. Zink is not affiliated with the Partnership or the General Partner. (See disclosure regarding the nature of the joint venture ownership of the property at Table 2, Item 2.)

Since 1989, NWDC and Minnetonka 225, 300 and 400 have been managed by Northco, Inc., a Minnesota corporation ("Northco"). Northco is an established real estate development and management organization and manages more than 4,000,000 square feet of space in over 40 properties, including NWDC and Minnetonka 225, 300 and 400. (See disclosure regarding the nature of the joint venture ownership of the property at Table 2, Item 2.)


ITEM 2.  DESCRIPTION OF PROPERTY

Table Nos. 1 through 3, below, summarize the Partnership's portfolio as of December 31, 1995. Following the Tables is a brief description of the properties in the Partnership's portfolio.

                                           Table 1
                                           -------

Name of Property     Type of Property     Size of Property     Location of Property
- ----------------     ----------------     ----------------     --------------------

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

                                          Table 2
                                          -------

                                                            Total
                                         Nature of          Invest-         Debt
                      Date Interest      Partnership's      ment by         Encumbering
Name of Property      First Acquired     Interest           Partnership     Property
- ----------------      --------------     -------------      -----------     -----------

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

                                       Table 3
                                       -------

                                         Percentage
                                         of Space
                     Percentage of       in Property        Percentage of
                     Property Leased     Occupied by        Space Subject to
Name of Property     as of 12/31/95      Largest Tenant     Renewal in 1996
- ----------------     ---------------     --------------     ----------------

Worthington Green          96%          (Not Applicable           100%
                                         to Residential
                                         Property)

NWDC                      100%                84%                   0%


Minnetonka 225            100%                33%                   0%


Minnetonka 300            100%                27%                  13%


Minnetonka 400             78%                78%                  78%



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
                         =========      =========      =========      =========      =========

Net Income (loss)
  per weighted
  average Limited
  Partnership Unit       $    4.14      $    4.90      $    4.67      $    3.34      $    3.46

Distributions per
  weighted average
  Limited Partnership
  Unit                   $    4.00      $    4.00      $    4.00      $    4.50      $    5.00

Weighted average
  number of Limited
  Partnership Units
  outstanding               63,803         63,803         63,803         63,803         63,803


                                                     As of December 31,
                      --------------------------------------------------------------------------------

Balance Sheets             1995             1994             1993             1992             1991
- --------------        ------------     ------------     ------------     ------------     ------------

Total assets          $  4,706,000     $  4,718,000     $  4,685,000     $  4,643,000     $  4,716,000
Total liabilities     $      2,000     $     23,000     $     47,000     $     48,000     $     47,000



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

The primary reason for the overall increase in joint venture income was a dramatic improvement in the performance of the Minnetonka 225 property. The Partnership's share of net income increased to $54,000 in 1995 compared to $14,000 in 1994. Gross rental revenues increased nearly 70% in 1995 compared to 1994 due to a combination of higher occupancy rates and rental rate increases. Occupancy rates averaged 99% in 1995 compared to approximately 70% during 1994. Partially offsetting the increase in rental income was a 55% increase in depreciation and amortization expense as capital improvements were made in order to attract new tenants. In addition, real estate taxes increased 30% in 1995. (See discussion of market conditions surrounding the property at Item 7, LIQUIDITY AND CAPITAL RESOURCES.)

The Partnership's share of income from the Minnetonka 300/400 properties also improved, increasing 22% in 1995 to $62,000 compared to $51,000 in 1994. Average occupancy at the Minnetonka 300 building has increased steadily from 57% during the first quarter of 1994 to 100% during most of 1995. In contrast, average occupancy has slipped from 100% during all of 1994 at the Minnetonka 400 building to 78% during the last half of 1995. The net result was a 24% increase in rental revenues in 1995 compared to 1994. However, depreciation costs jumped over 65% in 1995 compared to 1994 due to capitalized roof replacement costs at the Minnetonka 300 property in late 1994. Landscaping and interior repairs also pushed operating expenses up approximately 13% in 1995. (See discussion of market conditions surrounding the property at Item 7, LIQUIDITY AND CAPITAL RESOURCES.)

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                       Page
Index to Financial Statements                                         Number
- -----------------------------                                         ------

Lutheran Brotherhood Realty Fund I
- ----------------------------------
Report of Price Waterhouse LLP, Independent Accountants                 15
Balance Sheet as of December 31, 1995 and 1994                          16
Statement of Operations for the Years Ended
  December 31, 1995, 1994 and 1993                                      17
Statement of Partners' Equity for the
  Years Ended December 31, 1995, 1994 and 1993                          18
Statement of Cash Flows for the Years Ended
  December 31, 1995, 1994 and 1993                                      19
Notes to Financial Statements                                           20

Minnetonka 225 Associates Joint Venture
- ---------------------------------------
Report of Price Waterhouse LLP, Independent Accountants                 25
Balance Sheet as of December 31, 1995 and 1994                          26
Statement of Operations for the Years Ended
  December 31, 1995, 1994 and 1993                                      27
Statement of Partners' Equity for the
  Years Ended December 31, 1995, 1994 and 1993                          28
Statement of Cash Flows for the Years Ended
  December 31, 1995, 1994 and 1993                                      29
Notes to Financial Statements                                           30

Minnetonka 300/400 Associates Joint Venture
- -------------------------------------------
Report of Price Waterhouse LLP, Independent Accountants                 33
Balance Sheet as of December 31, 1995 and 1994                          34
Statement of Operations for the Years Ended
  December 31, 1995, 1994 and 1993                                      35
Statement of Partners' Equity for the
  Years Ended December 31, 1995, 1994 and 1993                          36
Statement of Cash Flows for the Years Ended
  December 31, 1995, 1994 and 1993                                      37
Notes to Financial Statements                                           38

Worthington Green Associates Joint Venture
- ------------------------------------------
Report of Price Waterhouse LLP, Independent Accountants                 41
Balance Sheet as of December 31, 1995 and 1994                          42
Statement of Operations for the Years Ended
  December 31, 1995, 1994 and 1993                                      43
Statement of Partners' Equity for the
  Years Ended December 31, 1995, 1994 and 1993                          44
Statement of Cash Flows for the Years Ended
  December 31, 1995, 1994 and 1993                                      45
Notes to Financial Statements                                           46

Schedule X - Supplementary Statement of Operations
  Information                                                           48

Schedule XI - Real Estate and Accumulated Depreciation                  49


All other schedules are omitted because they are not required, are not applicable or the financial information required is included in the financial statements or the notes thereto.

                           3100 Multifoods Tower    Telephone  612-332-7000
                           33 South Sixth Street    Telecopier 612-332-6711
                           Minneapolis, MN 55402-3795

Price Waterhouse LLP                                        [LOGO OMMITTED]


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

/s/ Price Waterhouse LLP

Price Waterhouse LLP

Minneapolis, Minnesota
February 23, 1996

                      LUTHERAN BROTHERHOOD REALTY FUND I
                                BALANCE SHEET
                               (in thousands)



                                                   December 31
                                                   -----------
ASSETS                                         1995          1994
- ------                                         ----          ----

Real estate investments:
  Land                                        $  636         $  636
  Buildings                                    1,612          1,612
                                              ------         ------
                                               2,248          2,248
  Less:  Accumulated depreciation               (319)      	    (268)
                                              ------         ------
                                               1,929          1,980

Investments in joint ventures                  2,105          2,095
Cash and cash equivalents                        610            521
Receivable from affiliates                         6
Deferred charges (net) and other assets           56            122
                                              ------         ------
  Total assets                                $4,706         $4,718
                                              ======         ======


LIABILITIES AND PARTNERS' EQUITY

Payable to affiliates                         $              $   23
Other liabilities                                  2
                                              ------         ------
  Total liabilities                                2             23
                                              ------         ------

Partners' equity:
  Limited Partners - 63,803 units
     outstanding in 1995 and 1994              4,693          4,687
  General Partner                                 11              8
                                              ------         ------
  Total partners' equity                       4,704          4,695
                                              ------         ------
  Total liabilities and partners' equity      $4,706         $4,718
                                              ======         ======


The accompanying notes are an integral part of the financial statements.

                      LUTHERAN BROTHERHOOD REALTY FUND I
                          STATEMENT OF OPERATIONS
                               (in thousands)


                                   For the years ended December 31,
                                   --------------------------------

                                   1995          1994          1993
                                   ----          ----          ----
Revenue:
  Rental                           $516          $494          $468
  Interest                           30            19            10
  Equity in joint venture earnings  168           127           144
                                   ----          ----          ----
    Total revenue                   714           640           622
                                   ----          ----          ----

Expenses:
  Property operations               267           178           174
  Depreciation and amortization      90            67            69
  Administrative                     93            83            81
                                   ----          ----          ----
    Total expenses                  450           328           324
                                   ----          ----          ----

Net income                         $264          $312          $298
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

                    LUTHERAN BROTHERHOOD REALTY FUND I
                          STATEMENT OF CASH FLOWS
               Increase (decrease) in cash and cash equivalents
                                (in thousands)


                                             For the years ended December 31,
                                             --------------------------------
                                               1995       1994         1993
                                               ----       ----         ----

Net income                                     $264       $312         $298

Adjustments to reconcile net income
  to net cash provided by
  operating activities:
    Depreciation and amortization                90         67           69
    Distributions from joint ventures           158        163          289
    Equity in joint venture earnings           (168)      (127)        (144)
    Changes in assets and liabilities:
      Receivable from affiliates                  6
      Other assets                               (5)        (8)
      Payables to affiliates                    (23)        (9)           3
      Property taxes payable                               (12)
      Other liabilities                           2         (3)          (4)
                                               ----       ----         ----

Net cash provided by operating activities       324        383          511
                                               ----       ----         ----

Cash flows from investing activities:
  Capital improvements                           (3)       (89)        (22)
  Tenant reimbursements                          23
  Capital infusion to Mtka 300/400                         (80)
                                               ----       ----         ----
Net cash provided by (used in) investing
  activities                                     20       (169)        (22)
                                               ----       ----         ----

Cash flows from financing activities:
   Distributions to partners                   (255)      (255)        (255)
                                               ----       ----         ----

Net cash used in financing activities          (255)      (255)        (255)
                                               ----       ----         ----

Net increase (decrease) in cash
   and cash equivalents                          89        (41)         234

Cash and cash equivalents at beginning
  of period                                     521        562          328
                                               ----       ----         ----
Cash and cash equivalents at end of
  period                                       $610       $521         $562
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


NOTE 3.  INVESTMENTS IN JOINT VENTURES

At December 31, 1995 and 1994, the assets and liabilities of the joint ventures were as follows (in thousands):



                                          Minnetonka        Minnetonka        Worthington
                                             225             300 & 400          Green
                                          ----------         ----------       -----------
                                         1995     1994     1995     1994     1995     1994
                                         ----     ----     ----     ----     ----     ----
   Land                                 $  369   $  369   $  687   $  687   $  837   $  837
   Property less
     depreciation                        1,398    1,213    1,836    1,954    4,032    4,260
   Deferred charges (net) and other
     assets                                236      283      497      314      943      738
                                        ------    -----   ------    -----   ------    -----
                                         2,003    1,865    3,020    2,955    5,812    5,835
   Liabilities                            (135)     (12)     (51)     (12)     (47)     (50)
                                        ------    -----    ------   ------  ------    -----
   Net assets                           $1,868    $1,853  $2,969   $2,943   $5,762   $5,785
                                        ======    ======  ======   ======   ======   ======
</TALBE>




Revenues and expenses of the joint ventures for the years ending December 31, 1995, 1994 and 1993 were as follows (in thousands):




                                    Minnetonka 225               Minnetonka 300/400            Worthington Green
                                       Associates                    Associates                   Associates
                                ------------------------      ------------------------     ------------------------
                                1995      1994      1993      1995      1994      1993     1995      1994      1993
                                ----      ----      ----      ----      ----      ----     ----      ----      ----

   Revenues                   $  437    $  260    $  284    $  630    $  510    $  526    $1,150    $1,116    $1,068
   Property taxes               (121)      (93)      (46)     (136)     (135)     (130)     (137)     (125)      (98)
   Management fee                (19)      (13)      (14)      (27)      (25)      (25)      (42)      (45)      (40)
   Other operating expenses      (57)      (60)      (52)     (110)      (97)     (108)     (438)     (365)     (348)
   Depreciation                  (79)      (51)      (66)     (169)     (101)      (85)     (262)     (261)     (324)
                              ------     -----    ------    ------    ------    ------     -----    ------    ------
   Net income                    161        43       106       188       152       178       271       320       258

   Partnership interest         33.3%     33.3%     33.3%     33.3%     33.3%     33.3%     19.3%     19.3%     19.3%
                              ------     -----    ------     -----    ------    ------     -----    ------    ------
   Partnership income         $   54    $   14    $   35    $   62    $   51     $  59    $   52    $   62    $   50
                              ------    ------    ------    ------    ------     -----    ------    ------    ------






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

NOTE 9.  PENDING LITIGATION

The Partnership is not a party to, nor is any of the Partnership's property the subject of, any material legal proceedings.

                           3100 Multifoods Tower    Telephone  612-332-7000
                           33 South Sixth Street    Telecopier 612-332-6711
                           Minneapolis, MN 55402-3795

Price Waterhouse LLP                                        [LOGO OMMITTED]


                        Report of Independent Accountants


To the Venturers of
   Minnetonka 225 Associates Joint Venture

In our opinion, the accompanying balance sheet and the related statements of operations, of venturers' equity and of cash flows present fairly, in all material respects, the financial position of Minnetonka 225 Associates Joint
Venture at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Venturers; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP

Price Waterhouse LLP

Minneapolis, Minnesota
February 23, 1996


                   MINNETONKA 225 ASSOCIATES JOINT VENTURE
                               BALANCE SHEET
                              (in thousands)


                                                  December 31,
                                              1995           1994
                                              ----           ----
ASSETS
- ------

  Real estate investments:
    Land                                     $  369         $  369
    Buildings                                 1,686          1,455
                                             ------         ------
                                              2,055          1,824
    Less:  Accumulated depreciation            (288)          (242)
                                             ------         ------
                                              1,767          1,582

  Cash and cash equivalents                      89            156
  Deferred charges (net) and other assets       147            127
                                             ------         ------
     Total assets                            $2,003         $1,865
                                             ======         ======

LIABILITIES AND VENTURERS' EQUITY
- ---------------------------------

  Payable to affiliates                      $  135
  Other liabilities                                          $   12
                                             -------         ------
       Total liabilities                         135             12
                                             -------         ------

  Venturers' equity                            1,868          1,853
                                             -------         ------
   Total liabilities and venturers' equity   $ 2,003         $1,865
                                             =======         ======

                  MINNETONKA 225 ASSOCIATES JOINT VENTURE
                         STATEMENT OF OPERATIONS
                             (in thousands)


                                               For the Years
                                             Ended December 31,
                                          ---------------------
                                          1995     1994    1993
                                          ----     ----    ----

  Revenue:
    Rental                               $ 429    $ 252    $ 280
    Interest                                 8        8        4
                                         -----    -----    -----
         Total revenue                     437      260      284
                                         -----    -----    -----

  Expenses:
    Property operations                    197      166      112
    Depreciation and amortization           79       51       66
                                         -----    -----    -----
         Total expenses                    276      217      178
                                         -----    -----    -----

  Net income                             $ 161    $  43    $ 106
                                         =====    =====    =====

               MINNETONKA 225 ASSOCIATES JOINT VENTURE
              STATEMENT OF CHANGES IN VENTURERS' EQUITY
   FOR THE YEARS ENDED DECEMBER 31, 1992 THROUGH DECEMBER 31, 1995
                          (in thousands)



                                                Lutheran
                                               Brotherhood    Total
                                    Lutheran     Realty     Venturers'
                                  Brotherhood    Fund I      Equity
                                  -----------    ------      ------

  Balance at December 31, 1992       $1,214      $   607      $1,821

    Net income                           71           35        106
    Distributions to Venturers          (19)          (9)       (28)
                                     ------      -------      -----

  Balance at December 31, 1993        1,266          633      1,899

    Net income                           29           14         43
    Distributions to Venturers          (59)         (30)       (89)
                                     ------      -------      -----

  Balance at December 31, 1994        1,236          617      1,853

    Net income                          107           54        161
    Distributions to Venturers          (98)         (48)      (146)
                                     ------      -------      -----

  Balance at December 31, 1995       $1,245      $   623     $1,868
                                     ======      =======     ======

                  MINNETONKA 225 ASSOCIATES JOINT VENTURE
                       STATEMENT OF CASH FLOWS
                           (in thousands)



                                                          For the Years
                                                       Ended December 31,
                                                  -------------------------
                                                  1995      1994       1993
                                                  ----      ----       ----

  Net income                                       $ 161    $  43     $ 106
  Adjustments to reconcile net income to net cash
    provided by operating activities:
   Depreciation and amortization                      79       51        66
   Changes in assets and liabilities:
      Payables to affiliates                         135
      Other assets and liabilities, net              (14)       1         3
                                                   -----    -----     -----
        Net cash provided by operating activities    361       95       175
                                                   -----    -----     -----

  Cash flows from investing activities:
   Capital improvements                             (231)      (4)
   Tenant reimbursements                             (10)    (103)      (11)
   Leasing commissions                               (41)     (26)
                                                   -----    -----     -----
    Net cash provided by (used in) investing
      activities                                    (282)    (133)      (11)
                                                   -----    -----     -----

  Cash flows from financing activities:
   Distributions to venturers                       (146)     (89)      (28)
                                                   -----    -----     -----
       Net cash used in financing activities        (146)     (89)      (28)
                                                   -----    -----     -----

  Net increase (decrease) in cash and cash
    equivalents                                      (67)    (127)      136

  Cash and cash equivalents at beginning of period   156      283       147
                                                   -----    -----     -----
  Cash and cash equivalents at end of period       $  89    $ 156     $ 283
                                                   =====    =====     =====

                    MINNETONKA 225 ASSOCIATES JOINT VENTURE
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1995 AND 1994


NOTE 1 - ORGANIZATION

Minnetonka 225 Associates Joint Venture (the "Venture") is a joint venture formed under a Joint Venture Agreement (the "Agreement") dated June 30, 1989 by and between Lutheran Brotherhood ("LB") and Lutheran Brotherhood Realty
Fund I ("RFI"), collectively referred to as the Venturers. The purpose of the venture is to own and operate an industrial warehouse located in Minneapolis, Minnesota.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Real Estate Investments

Real estate investments are recorded at cost. The building is depreciated for financial reporting purposes using the straight-line method over the estimated useful life of 31.5 years. Asset and accumulated depreciation accounts are relieved for dispositions and resulting gains or losses are reflected in the results of operations.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents consist of investments in money market mutual funds.

Deferred Charges and Other Assets

Deferred charges primarily represents lease commissions paid and specific tenant improvements which are amortized over the term of the related lease.

Rental Revenue

The Venture leases the space in its commercial property under operating leases with durations from three to nine years. The Venture expects that in the normal course of business these leases will be renewed or replaced by other leases. Rental income which includes base rent and reimbursed operating expenses is recognized in accordance with the lease agreements.

Income Taxes

No provision for Federal or state income taxes is necessary in the financial statements of the Venture because, as a joint venture, it is not subject to Federal income tax; the effect of its activities accrues to the Venturers.

Venture Allocations

The Agreement provides for net income and net losses from operations for both financial and tax reporting purposes and distributable cash from operations and surplus funds to be allocated 66 2/3% to LB and 33 1/3% to RFI.


NOTE 3 - MANAGEMENT AGREEMENT

The Venture has entered into a management agreement with Northco Real Estate
Services ("Northco") to operate and manage the industrial warehouse. In consideration for these services, the Venture pays Northco monthly management fees equal to a percentage of gross monthly collections as defined by the management agreement. The percentage was 4% from May 1, 1995 to December 31,
1995 and 5% prior thereto. During 1995, 1994 and 1993, management fees were $19,000, $13,000 and $14,000, respectively.


NOTE 4 - LEASES

The Venture leases the space in its commercial property to tenants under operating leases that expire at various dates over the next five years. The
Venture expects that the leases will be renewed or replaced by other leases.

Minimum future rentals to be received on the noncancelable operating leases as of December 31, 1995 are as follows (in thousands):

                      1996    $ 273
                      1997      273
                      1998      208
                      1999       87
                      2000       99
                             ------
                             $1,040
                             ======


NOTE 5 - INCOME TAXES

The Venture reports certain transactions differently for tax and financial statement purposes.

The tax basis of real estate and deferred charges for Federal income tax purposes at December 31, 1995 and 1994 was $2,022,000 and $1,796,000,
respectively.

A reconciliation between the financial statement net income and the income for tax purposes follows (in thousands):

                                              1995    1994    1993
                                              ----    ----    ----

  Net income per statement of operations     $ 161   $  43   $ 106
  Difference in depreciation                    23       2      17
  Bad debt expense                                             (45)
                                             -----   -----   -----
  Estimated taxable income                   $ 184   $  45   $  78
                                             =====   =====   =====

The differences between the results from operations for tax and financial statement purposes are due to different depreciation methods and different periods for recognizing bad debt expense.

NOTE 6 - SIGNIFICANT TENANTS

The Venture received rental revenue in excess of 10% of total revenue from four tenants in 1995, 1994 and 1993. The rental revenue from these tenants constituted approximately $360,000 and 85% of total revenue for the year ended
December 31, 1995, $211,000 and 76% of total revenue for the year ended
December 31, 1994 and $213,000 and 75% of total revenue for the year ended
December 31, 1993.

                           3100 Multifoods Tower    Telephone  612-332-7000
                           33 South Sixth Street    Telecopier 612-332-6711
                           Minneapolis, MN 55402-3795

Price Waterhouse LLP                                        [LOGO OMMITTED]


                    Report of Independent Accountants


To the Venturers of
    Minnetonka 300/400 Associates Joint Venture

In our opinion, the accompanying balance sheet and the related statements of operations, of venturers' equity and of cash flows present fairly, in all material respects, the financial position of Minnetonka 300/400 Associates
Joint Venture at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December
31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Venturers; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP

Price Waterhouse LLP

Minneapolis, Minnesota
February 23, 1996

                MINNETONKA 300/400 ASSOCIATES JOINT VENTURE
                              BALANCE SHEET
                             (in thousands)



                                                            December 31,
                                                          1995       1994
                                                          ----       ----
ASSETS
- ------

Real estate investments:
  Land                                                  $  687      $  687
  Buildings                                              2,308       2,300
                                                        ------      ------
                                                         2,995       2,987
  Less:  Accumulated depreciation                         (472)       (346)
                                                        ------      ------
                                                         2,523       2,641

Cash and cash equivalents                                  252         238
Deferred charges (net) and other assets                    245          76
                                                        ------      ------
    Total assets                                        $3,020      $2,955
                                                        ======      ======


LIABILITIES AND VENTURERS' EQUITY
- ---------------------------------

Payable to affiliates                                   $   31      $   12
Other liabilities                                           20
                                                        ------      ------
    Total liabilities                                       51          12
                                                        ------      ------

Venturers' equity                                        2,969       2,943
                                                        ------      ------
    Total liabilities and venturers' equity             $3,020      $2,955
                                                        ======      ======

                 MINNETONKA 300/400 ASSOCIATES JOINT VENTURE
                          STATEMENT OF OPERATIONS
                              (in thousands)


                                                          For the Years
                                                        Ended December 31,
                                                       --------------------
                                                       1995    1994    1993
                                                       ----    ----    ----

Revenue:
  Rental                                              $ 600   $ 500   $ 520
  Interest                                               30      10       6
                                                      -----   -----   -----
    Total revenue                                       630     510     526
                                                      -----   -----   -----

Expenses:
  Property operations                                   273     257     263
  Depreciation and amortization                         169     101      85
                                                      -----   -----   -----
    Total expenses                                      442     358     348
                                                      -----   -----   -----

Net income                                            $ 188   $ 152   $ 178
                                                      =====   =====   =====

                  MINNETONKA 300/400 ASSOCIATES JOINT VENTURE
                   STATEMENT OF CHANGES IN VENTURERS' EQUITY
         FOR THE YEARS ENDED DECEMBER 31, 1992 THROUGH DECEMBER 31, 1995
                               (in thousands)


                                                      Lutheran
                                                     Brotherhood   Total
                                        Lutheran       Realty    Venturers'
                                       Brotherhood     Fund I      Equity
                                       -----------     ------      ------

Balance at December 31, 1992            $1,805        $   903      $2,708

  Net income                               119             59         178
  Distributions to Venturers              (115)           (58)       (173)
                                        ------        -------      ------

Balance at December 31, 1993             1,809            904       2,713

  Net income                               101             51         152
  Distributions to Venturers              (108)           (54)       (162)
  Capital contribution                     160             80         240
                                        ------        -------      ------

Balance at December 31, 1994             1,962            981       2,943

  Net income                               125             63         188
  Distributions to Venturers              (108)           (54)       (162)
                                        ------        -------      ------

Balance at December 31, 1995            $1,979        $   990      $2,969
                                        ======        =======      ======

                     MINNETONKA 300/400 ASSOCIATES JOINT VENTURE
                              STATEMENT OF CASH FLOWS
                                  (in thousands)


                                                         For the Years
                                                       Ended December 31,
                                                      --------------------
                                                      1995    1994    1993
                                                      ----    ----    ----

Net income                                           $ 188   $ 152   $ 178
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                       169     101      85
   Changes in assets and liabilities:
     Payables to affiliates                             31              (1)
     Other assets and liabilities, net                   7       3       2
                                                      ----    ----    ----
        Net cash provided by operating activities      395     256     264
                                                      ----    ----    ----

Cash flows from investing activities:
  Capital improvements                                 (64)   (246)    (68)
  Tenant reimbursements                               (155)    (56)    (27)
                                                      ----    ----    ----
        Net cash provided by (used in)
          investing activities                        (219)   (302)    (95)
                                                      ----    ----    ----

Cash flows from financing activities:
  Capital contribution                                         240
  Distributions to venturers                          (162)   (162)   (173)
                                                      ----    ----    ----
        Net cash used in financing activities         (162)     78    (173)
                                                      ----    ----    ----

Net increase (decrease) in cash and cash equivalents    14      32      (4)

Cash and cash equivalents at beginning of period       238     206     210
                                                      ----    ----    ----
Cash and cash equivalents at end of period           $ 252   $ 238   $ 206
                                                     =====   =====   =====

                     MINNETONKA 300/400 ASSOCIATES JOINT VENTURE
                          NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1995 AND 1994


NOTE 1 - ORGANIZATION

Minnetonka 300/400 Associates Joint Venture (the "Venture") is a joint venture formed under a Joint Venture Agreement (the "Agreement") dated June 30, 1989 by and between Lutheran Brotherhood ("LB") and Lutheran Brotherhood Realty
Fund I ("RFI"), collectively referred to as the Venturers. The purpose of the venture is to own and operate two industrial warehouses located in Minneapolis, Minnesota.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Real Estate Investments

Real estate investments are recorded at cost. The building is depreciated for financial reporting purposes using the straight-line method over the estimated useful life of 31.5 years. Asset and accumulated depreciation accounts are relieved for dispositions and resulting gains or losses are reflected in the results of operations.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents consist of investments in money market mutual funds.

Deferred Charges and Other Assets

Deferred charges primarily represents lease commissions paid and specific tenant improvements which are amortized over the term of the related lease.

Rental Revenue

The Venture leases the space in its commercial properties under operating leases with durations from three to seven years. The Venture expects that in the normal course of business these leases will be renewed or replaced by other leases. Rental income which includes base rent and reimbursed operating expenses is recognized in accordance with the lease agreements.

Income Taxes

No provision for Federal or state income taxes is necessary in the financial statements of the Venture because, as a joint venture, it is not subject to Federal income tax; the effect of its activities accrues to the Venturers.

Venture Allocations

The Agreement provides for net income and net losses from operations for both financial and tax reporting purposes and distributable cash from operations and surplus funds to be allocated 66 2/3% to LB and 33 1/3% to RFI.


NOTE 3 - MANAGEMENT AGREEMENT

The Venture has entered into a management agreement with Northco Real Estate
Services ("Northco") to operate and manage the industrial warehouses. In consideration for these services, the Venture pays Northco monthly management fees equal to a percentage of gross monthly collections as defined by the management agreement. The percentage was 4% from May 1, 1995 to December 31,
1995 and 5% prior thereto. During 1995, 1994 and 1993, management fees were $27,000, $25,000 and $26,000, respectively.


NOTE 4 - LEASES

The Venture leases the space in its commercial property to tenants under operating leases that expire at various dates over the next five years. The
Venture expects that the leases will be renewed or replaced by other leases.

Minimum future rentals to be received on the noncancelable operating leases as of December 31, 1995 are as follows (in thousands):

    1996                              $ 359
    1997                                217
    1998                                168
    1999                                139
    2000                                 88
                                      -----
                                      $ 971
                                      =====


NOTE 5 - INCOME TAXES

The Venture reports certain transactions differently for tax and financial statement purposes. The tax basis of real estate and deferred charges for Federal income tax purposes at December 31, 1995 and 1994 was $2,972,000 and $2,834,000, respectively.

A reconciliation between the financial statement net income and the income for tax purposes follows (in thousands):

                                             1995     1994     1993

Net income per statement of operations      $ 188    $ 152    $ 178
Difference in depreciation                     89       28       17
                                            -----    -----    -----
Estimated taxable income                    $ 277    $ 180    $ 195
                                            =====    =====    =====

The differences between the results from operations for tax and financial statement purposes are due to different depreciation methods and different periods for recognizing prepaid rental income.


NOTE 6 - SIGNIFICANT TENANTS

The Venture received rental revenue in excess of 10% of total revenue from four tenants in 1995 and two tenants in 1994 and 1993. The rental revenue from these tenants constituted approximately $393,000 and 67% of total revenue for the year ended December 31, 1995, $184,000 and 38% of total revenue for the year ended December 31, 1994 and $180,000 and 36% of total revenue for the year ended December 31, 1993.

                           3100 Multifoods Tower    Telephone  612-332-7000
                           33 South Sixth Street    Telecopier 612-332-6711
                           Minneapolis, MN 55402-3795

Price Waterhouse LLP                                        [LOGO OMMITTED]

                    Report of Independent Accountants


To the Venturers of
        Worthington Green Associates Joint Venture

In our opinion, the accompanying balance sheet and the related statements of operations, of venturers' equity and of cash flows present fairly, in all material respects, the financial position of Worthington Green Associates
Joint Venture at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December
31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Venturers; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP

Price Waterhouse LLP

Minneapolis, Minnesota
February 23, 1996

                 WORTHINGTON GREEN ASSOCIATES JOINT VENTURE
                               BALANCE SHEET
                              (in thousands)



                                                           December 31,
                                                         1995        1994
                                                         ----        ----
ASSETS
- ------

Real estate investments:
    Land                                                $  837      $  837
    Buildings                                            5,519       5,485
    Property and equipment                                 462         462
                                                        ------      ------
                                                         6,818       6,784
    Less:  Accumulated depreciation                     (1,949)     (1,687)
                                                        ------      ------
                                                         4,869       5,097

  Cash and cash equivalents                                941         727
  Deferred charges (net) and other assets                    2          11
                                                        ------      ------
      Total assets                                      $5,812      $5,835
                                                        ======      ======


LIABILITIES AND VENTURERS' EQUITY
- ---------------------------------
  Payable to affiliates                                             $    7
  Other liabilities                                     $   47          43
                                                        ------      ------
    Total liabilities                                       47          50
                                                        ------      ------

  Venturers' equity                                      5,765       5,785
                                                        ------      ------
    Total liabilities and venturers' equity             $5,812      $5,835
                                                        ======      ======

                   WORTHINGTON GREEN ASSOCIATES JOINT VENTURE
                          STATEMENT OF OPERATIONS
                              (in thousands)



                                                  For the Years
                                                Ended December 31,
                                             --------------------------
                                             1995       1994       1993
                                             ----       ----       ----

Revenue:
    Rental                                 $ 1,110    $ 1,096    $ 1,053
    Interest                                    40         20         15
                                           -------    -------    -------
      Total revenue                          1,150      1,116      1,068
                                           -------    -------    -------

Expenses:
    Property operations                        617        535        486
    Depreciation and amortization              262        261        324
                                           -------    -------    -------
      Total expenses                           879        796        810
                                           -------    -------    -------

Net income                                  $  271     $  320     $  258
                                            ======     ======     ======

                WORTHINGTON GREEN ASSOCIATES JOINT VENTURE
                STATEMENT OF CHANGES IN VENTURERS' EQUITY
     FOR THE YEARS ENDED DECEMBER 31, 1992 THROUGH DECEMBER 31, 1995
                             (in thousands)



                                                    Lutheran
                                                   Brotherhood     Total
                                     Lutheran        Realty      Venturers'
                                    Brotherhood      Fund I        Equity
                                    -----------      ------        ------

Balance at December 31, 1992          $5,641        $ 1,121        $6,762

    Net income                           208             50           258
    Distributions to Venturers        (1,119)           (28)       (1,147)
                                      ------        -------        ------

Balance at December 31, 1993           4,730          1,143         5,873

    Net income                           258             62           320
    Distributions to Venturers          (329)           (79)         (408)
                                      ------        -------        ------

Balance at December 31, 1994           4,659          1,126         5,785

    Net income                           219             52           271
    Distributions to Venturers          (234)           (57)         (291)
                                      ------        -------        ------

Balance at December 31, 1995          $4,644        $ 1,121        $5,765
                                      ======        =======        ======

                 WORTHINGTON GREEN ASSOCIATES JOINT VENTURE
                        STATEMENT OF CASH FLOWS
                            (in thousands)



                                                        For the Years
                                                      Ended December 31,
                                                    ----------------------
                                                    1995     1994     1993
                                                    ----     ----     ----

Net income                                         $ 271    $ 320    $ 258
  Adjustments to reconcile net income to net cash
    provided by operating activities:
   Depreciation and amortization                     262      261      324
   Changes in assets and liabilities:
      Receivable from affiliates                      56      (56)
      Payables to affiliates                          (7)       7
      Other assets and liabilities, net                9       (5)      29
                                                   -----     ----     ----
Net cash provided by operating activities            535      639      555
                                                   -----     ----     ----

Cash flows from investing activities:
   Capital improvements                              (30)
                                                   -----     ----     ----
Net cash provided by (used in) investing activities  (30)
                                                   -----     ----     ----

Cash flows from financing activities:
   Distributions to venturers                       (291)    (408)  (1,147)
                                                   -----     ----     ----
Net cash used in financing activities               (293)    (408)  (1,147)
                                                   -----     ----     ----

Net increase (decrease) in cash and cash equivalents 214      231     (592)

Cash and cash equivalents at beginning of period     727      496    1,088
                                                   -----     ----     ----
  Cash and cash equivalents at end of period      $  941   $  727   $  496
                                                  ======   ======   ======

                  WORTHINGTON GREEN ASSOCIATES JOINT VENTURE
                     NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 1995 AND 1994



NOTE 1 - ORGANIZATION

Worthington Green Associates Joint Venture (the "Venture") is a joint venture formed under a Joint Venture Agreement (the "Agreement") dated June 30, 1989 and amended December 1, 1989 by and between Lutheran Brotherhood ("LB") and Lutheran Brotherhood Realty Fund I ("RFI"), collectively referred to as the
Venturers. The purpose of the venture is to own and operate the Village at Worthington Green Apartments located in Columbus, Ohio.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Real Estate Investments

Real estate investments are recorded at cost. The building and property and equipment are depreciated for financial reporting purposes using the straight-line method over the estimated useful life of 31.5 years and 5 years, respectively. Asset and accumulated depreciation accounts are relieved for dispositions and resulting gains or losses are reflected in the results of operations.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents consist of cash on hand and investments in money market mutual funds.

Rental Revenue

The Venture leases the space in its commercial property under operating leases with durations from three to nine years. The Venture expects that in the normal course of business these leases will be renewed or replaced by other leases. Rental income is recognized in accordance with the lease agreements.

Income Taxes

No provision for Federal or state income taxes is necessary in the financial statements of the Venture because, as a joint venture, it is not subject to Federal income tax; the effect of its activities accrues to the Venturers.

Venture Allocations

The Agreement provides for net income and net losses from operations for both financial and tax reporting purposes and distributable cash from operations and surplus funds to be allocated 80.7% to LB and 19.3% to RFI.


NOTE 3 - MANAGEMENT AGREEMENT

The Venture has entered into a management agreement with Zinc Partners, Inc.
to operate and manage the apartment complex. In consideration for these services, the Venture pays Zinc Partners monthly management fees equal to 3.8% of gross monthly collections as defined by the management agreement. During
1995, 1994 and 1993, management fees were $42,000, $45,000 and $40,000, respectively.


NOTE 4 - LEASES

The Venture leases the space in its residential property to tenants under operating leases that expire at various dates over the next year. The Venture expects that the leases will be renewed or replaced by other leases.


NOTE 5 - INCOME TAXES

The Venture reports certain transactions differently for tax and financial statement purposes. The tax basis of real estate and deferred charges for Federal income tax purposes at December 31, 1995 and 1994 was $5,464,000 and $5,673,000, respectively.

A reconciliation between the financial statement net income and the income for tax purposes follows (in thousands):

                                                1995    1994    1993
                                                ----    ----    ----

  Net income per statement of operations       $ 271   $ 320   $ 258
  Difference in depreciation                       3      (6)     59
  Investment income                              (40)    (20)    (15)
  Repairs and maintenance expenses                77             101
  Other                                           (6)      1       1
                                               -----   -----   -----
  Estimated taxable income                     $ 305   $ 295   $ 404
                                               =====   =====   =====


The differences between the results from operations for tax and financial statement purposes are due to different depreciation methods and different periods for recognizing investment income and repairs and maintenance expense.

                       LUTHERAN BROTHERHOOD REALTY FUND I

            Schedule X - Supplementary Statement of Operations Information

                 For the Years Ended December 31, 1995, 1994 and 1993


                                                 Charged to Costs
Item                                               and Expenses
- ----                                    ---------------------------------
                                          1995         1994          1993
                                          ----         ----          ----

1.  Maintenance and repairs             $ 80,208     $ 21,000      $ 15,000


2.  Taxes, other than payroll and
      income taxes (real estate)        $128,000     $126,000      $129,000


3.  Advertising costs                   $    100     $    100           --






                                     LUTHERAN BROTHERHOOD REALTY FUND I
                         Schedule XI - Real Estate and Accumulated Depreciation
                                          Year Ended December 31, 1995

                                                                   Gross Amount at
                      Initial Cost                          Which Carried at Close of Year
                      ------------                          -------------------------------

                                             Net Costs
                                             Written Off                                Accumu-                         Depreci-
                Related          Buildings   Subsequent           Buildings             lated      Date Of              ation
                Encum-           & Improve-  To Acquisi-          & Improve-            Deprecia-  Construc-  Date      Lives
Description     brances   Land   ments       tion           Land  ments        Total    tion       tion       Acquired  (years)
- -----------     --------  ----   ----------  -------------  ----  ----------   -----    ---------  ---------  --------  --------

Northwest
Distribution
Center
New Hope,
Minnesota              $636,000  $1,613,000  ($1,000)   $636,000  $1,612,000  $2,248,000  $319,000   1966      9/89     5-31.5


                                LUTHERAN BROTHERHOOD REALTY FUND I
                     Schedule XI - Real Estate and Accumulated Depreciation
                                  Year Ended December 31, 1994


                                                                   Gross Amount at
                      Initial Cost                          Which Carried at Close of Year
                      ------------                          -------------------------------

                                             Net Costs
                                             Written Off                                Accumu-                         Depreci-
                Related          Buildings   Subsequent           Buildings             lated      Date Of              ation
                Encum-           & Improve-  To Acquisi-          & Improve-            Deprecia-  Construc-  Date      Lives
Description     brances   Land   ments       tion           Land  ments        Total    tion       tion       Acquired  (years)
- -----------     --------  ----   ----------  -------------  ----  ----------   -----    ---------  ---------  --------  --------

Northwest
Distribution
Center
New Hope,
Minnesota              $636,000  $1,613,000  ($1,000)   $636,000  $1,612,000  $2,248,000  $268,000   1966      9/89     5-31.5

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

Name and Position, Age, Other Principal Occupations and Other Directorships During the Past 5 Years

Robert P. Gandrud
Chairman of the Board
of Directors of
the General Partner

53

Mr. Gandrud has been President of Lutheran Brotherhood since 1987 and Chief Executive Officer of Lutheran Brotherhood since 1988. Mr. Gandrud joined Lutheran Brotherhood in 1965 after receiving a BA from the University of Minnesota. Mr. Gandrud, a Fellow in the Society of Actuaries, also completed the University of Minnesota Executive Program and the Harvard School of Business Advanced Management Program. Mr. Gandrud is also the Chairman of the Board of Directors, President and Chief Executive Officer of Lutheran Brotherhood Financial Corporation, the Chairman of the Board of Directors, President and Chief Executive Officer of Lutheran Brotherhood Variable Insurance Products Company, a stock life insurance company offering variable insurance products to persons eligible for membership in Lutheran Brotherhood, the Chairman of the Board of Directors of Lutheran Brotherhood Research Corp., a registered investment adviser which provides investment management to seven mutual funds sponsored by Lutheran Brotherhood (the "Lutheran Brotherhood Mutual Funds") the Chairman of the Board of Lutheran Brotherhood Securities Corp., and the Chairman of the Board of the Lutheran Trust Group.



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


     3.  Exhibits

S-K Reference                                                  Sequential
    Number              Document Description                   Page Number
- -------------           --------------------                   ------------

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



                                           LUTHERAN BROTHERHOOD REALTY FUND I,
                                           a California limited partnership

                                           By:  LUTHERAN BROTHERHOOD REAL
                                                ESTATE PRODUCTS COMPANY,
                                                Its General Partner


Dated:  April 30, 1996                     By:  /s/MITCHELL F. FELCHLE
                                                -----------------------------
                                                Mitchell F. Felchle,
                                                President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons as officers and directors of the General Partner, Lutheran Brotherhood Real Estate Products Company, on behalf of the Registrant on the date indicated.

Signature     Title     Date

/s/ROBERT P. GANDRUD         Chairman of the Board of        April 30, 1996
- --------------------         Directors of General
Robert P. Gandrud            Partner

/s/ROLF F. BJELLAND          Director of General Partner     April 30, 1996
- -------------------
Rolf F. Bjelland

/s/BRUCE J. NICHOLSON        Director of General Partner     April 30, 1996
- ---------------------
Bruce J. Nicholson

/s/PAUL R. RAMSETH           Director of General Partner     April 30, 1996
- ------------------
Paul R. Ramseth

/s/WILLIAM H. REICHWALD      Director of General Partner     April 30, 1996
- -----------------------
William H. Reichwald

                               INDEX TO EXHIBIT

                                                                 PAGE IN
                                                                 REGISTRATION
EXHIBIT NUMBER                                                   STATEMENT

27                         Financial Data Schedule




10k-396a.doc



{PAGE}