Form 10-Q
period 1996-03-31
LUTHERAN BROTHERHOOD REALTY FUND I
filed 1996-05-15
CIK 821365

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996

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

Yes  __X__          No _____

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
                               (thousands)


                                         (Unaudited)
                                           March 31,        December 31,
                                             1996               1995
                                         -----------        ------------
ASSETS
- ------

Real estate investment, at cost:
  Land                                      $  636           $  636
  Buildings                                  1,612            1,612
                                            ------           ------
                                             2,248            2,248
  Less:  Accumulated depreciation             (332)            (319)
                                            ------           ------
                                             1,916            1,929

Investments in joint ventures                2,165            2,105
Cash and cash equivalents                      650              610
Receivables from affiliates                                       6
Deferred charges (net) and other assets         48               56
                                            ------           ------

  Total Assets                              $4,779           $4,706
                                            ======           ======


LIABILITIES AND PARTNERS' EQUITY
- --------------------------------

Payables to affiliates                      $   44           $
Property taxes payable                          32
Other liabilities                                7                2
                                            ------           ------
  Total Liabilities                             83                2
                                            ------           ------

Partners' Equity
  Limited Partners' - 63,803 units
    outstanding in 1996 and 1995             4,684            4,693
  General Partner                               12               11
                                            ------           ------
  Total Partner's Equity                     4,696            4,704
                                            ------           ------

  Total Liabilities and Partners'           $4,779           $4,706
       Equity                               ======           ======


                          See accompanying notes.

                      LUTHERAN BROTHERHOOD REALTY FUND I
                           STATEMENT OF OPERATIONS
                                (Unaudited)
                    (thousands except per share amounts)


                                                       Three Months Ended
                                                            March 31,
                                                      1996            1995
                                                      --------------------

Revenue:
   Rental                                            $   132         $   133
   Interest                                                7               7
   Equity in Joint Venture Capital                        48              49
                                                     -------         -------
        Total revenue                                    187             189
                                                     -------         -------

Expenses:
   Property taxes                                         32              32
   Management fee                                          5               5
   Other property expenses                                15              12
   Depreciation and amortization                          23              22
   Administrative                                         56              40
                                                     -------         -------
        Total expenses                                   131             111
                                                     -------         -------

Net income                                          $     56        $     78
                                                    ========        ========

Net income per weighted average
number of limited partnership units outstanding     $    .88        $   1.22
                                                    ========        ========

Weighted average number of limited
partnership units outstanding                         63,803          63,803
                                                    ========        ========

Distributions per weighted average
limited partnership units outstanding                $  1.00        $   1.00
                                                     =======        ========


                           See accompanying notes.

                      LUTHERAN BROTHERHOOD REALTY FUND I
                        STATEMENT OF PARTNERS' EQUITY
                 FROM DECEMBER 31, 1993 THROUGH MARCH 31, 1996
                               (in thousands)



                                                            Total
                                   General     Limited     Partners'
                                   Partner     Partners     Equity
                                   -------     --------    --------

Balance at December 31, 1993              5       4,633      4,638

  Net income                              3         309        312

  Distributions to Limited Partners                (255)      (255)
                                      -----      ------     ------

Balance at December 31, 1994              8       4,687      4,695

  Net income                              3         261        264

  Distributions to Limited Partners                (255)      (255)
                                      -----      ------     ------

Balance at December 31, 1995             11       4,693      4,704

  Net income                              1          55         56

  Distributions to Limited Partners                 (64)       (64)
                                      -----      ------     ------

Balance at March 31, 1996             $  12     $ 4,684    $ 4,696
                                      =====     =======    =======


                          See accompanying notes.

                      LUTHERAN BROTHERHOOD REALTY FUND I
                            STATEMENT OF CASH FLOW
                                 (Unaudited)
                                 (thousands)
                                                         Three Months Ended
                                                              March 31,
                                                          1996       1995
                                                          -----------------

Net Income                                               $  56       $  78

Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
Depreciation and amortization                               23          22
Distributions from joint ventures                           38          29
Equity in joint venture earnings                           (48)        (49)

Changes in assets and liabilities:
  Due from affiliates                                        6
  Other assets                                              (2)         (9)
  Payable to affiliates                                     44           1
  Property taxes payable                                    32          32
  Other accrued operating expenses                           5           4
                                                         -----       -----

Net cash provided by operating activities                  154         108
                                                         -----       -----

Cash flows from investing activities:
  Capital improvements                                                  (3)
  Tenant reimbursements - capital improvements                          23
  Capital Infusion to Minnetonka 225                       (30)
  Capital Infusion to Minnetonka 300/400                   (20)          0
                                                         -----       -----

Net cash provided by (used in) investing activities        (50)         20
                                                         -----       -----

Cash flows from financing activities:
   Distributions to partners                               (64)        (64)
                                                         -----       -----

Net cash used in financing activities                      (64)        (64)
                                                         -----       -----

Net increase (decrease) in cash and cash equivalents        40          64

Cash and cash equivalents at beginning of period           610         521
                                                         -----       -----

Cash and cash equivalents at end of period               $ 650       $ 585
                                                         =====       =====

Supplemental Schedules:
  Interest paid                                          $   0       $   0
  Income taxes paid                                      $   0       $   0


                          See accompanying notes.

Note 1.  Organization and Partnership Matters

Termination of the Offering

The Partnership's offering expired on February 11, 1989, having raised a total of $6,365,000 in contributed capital (including Initial Limited Partner's Contribution) from which the Partnership netted $5,719,000 after underwriting commissions and registration expenses.


Note 2.  Net Income Per Partnership Unit

The Partnership Agreement of the Partnership ("Partnership Agreement") provides for net income and net losses from operations for financial reporting purposes to be allocated 99% to the Limited Partners and 1% to the General Partner. Net income per weighted average number of Limited Partnership Units is computed by dividing net income allocated to the Limited Partners by the weighted average number of Limited Partnership Units outstanding. Per unit information has been computed based on 63,803 weighted average units outstanding at both March 31, 1996 and March 31, 1995.


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


At March 31, 1996 the assets and liabilities of the joint ventures were as follows (in thousands):

                                   Minnetonka  Minnetonka  Worthington
                                       225     300 & 400     Green
                                   Associates  Associates  Associates
                                   ----------  ----------  ----------

     Land                           $   369     $   687     $  837
     Property less depreciation       1,404       1,818      3,965
     Deferred charges (net)
             and other assets           218         650      1,099
                                    -------      ------     ------
                                      1,991       3,155      5,901
     Liabilities                        (36)       (145)       (48)
                                    -------      ------     ------
     Net assets                      $1,955      $3,010     $5,853
                                     ======      ======     ======

Revenues and expenses of the joint ventures for the three month periods ending March 31, 1996 and 1995 were as follows (in thousands):

                                   Minnetonka  Minnetonka  Worthington
                                       225     300 & 400     Green
                                   Associates  Associates  Associates
                                   ----------  ----------  ----------

                                    March 31,   March 31,     March 31,
                                  1996  1995   1996  1995   1996   1995
                                  ----  ----   ----  ----   ----   ----

     Revenues                   $ 117  $ 109  $ 152  $ 151  $ 296  $ 282
     Property taxes               (33)   (12)   (34)   (34)   (35)   (34)
     Management fee                (5)    (5)    (6)    (7)   (10)    (7)
     Other operating expenses     (13)   (22)   (30)   (32)   (76)   (80)
     Depreciation                 (21)   (18)   (44)   (39)   (70)   (65)
                                -----   ----   ----   ----   ----   ----
     Net income                    45     52     38     39    105     96

     Partnership interest        33.3%  33.3%  33.3%  33.3%  19.3%  19.3%
                                 -----  -----  -----  -----  -----  -----
     Partnership income         $  15  $  17  $  13  $  13  $  20  $  19
                                =====  =====  =====  =====  =====  =====


Note 4.  Commitments, Contingencies, and Subsequent Events

Commitments

Under the Partnership Agreement, the Partnership is required to maintain reasonable reserves for normal repairs, replacements, working capital, and contingencies in an amount equal to at least 3% of Capital Contributions.

In the event expenditures are made from these reserves, a portion of the cash generated from operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash on hand and short term securities, at March 31, 1996 and December 31, 1995 were in excess of 3% of Capital Contributions.

Pending Litigation

The Partnership is not a party to, nor is any of the Partnership's property the subject of, any material legal proceedings.

Subsequent Distribution

Subsequent to quarter end, but as of March 31, 1996, the Partnership paid distributions totaling $63,803, to the Limited Partners at the rate of 4% per annum on the Limited Partners' invested capital.

Note 5.  Fees and Reimbursements

For the three months ended March 31, 1996 and 1995, the Partnership was allocated $38,499 and $20,002, respectively, in partnership administrative expenses by the General Partner and other affiliated entities.

Note 6.  Recently Issued Accounting Standards

In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121").
SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

The Partnership has adopted SFAS 121 by reviewing long-lived assets to be held and used for impairment as of March 31, 1996. As a result of this review, no material adjustments have been made to the carrying value of the Partnership's real estate investments.


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

The General Partner intends to seek limited partner approval of a liquidation proposal to begin the process of selling the Partnership's properties and winding up the Partnership. The General Partner has listed the Partnership's properties with real estate agencies to test the feasibility of such sales. There can be no assurance, however, that following limited partner approval of the liquidation proposal, the General Partner will be able to accomplish such sales during 1996 or thereafter.

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

RESULTS OF OPERATIONS

Gross rental revenues for NWDC were relatively flat because occupancy levels were at 100% during the first quarters of both 1996 and 1995.
Administrative expenses increased 40% to $56,000 during the first quarter of 1996 compared to $40,000 during the first quarter of 1995 due to the General Partner's efforts to determine the feasibility of liquidation of the Partnership.

The Partnership's share of Joint Venture income decreased slightly to $48,000 during the first quarter of 1996 from $49,000 during the first quarter of 1995. The Partnership's share of income from the Minnetonka 225 Joint Venture was $15,000 during the first quarter of 1996 compared to $17,000 during the same period in 1995. Rental revenues rose from $109,000 to $117,000 because of slight increases in occupancy levels and rental rates during the first quarter of 1996 compared to the first quarter of 1995.
This improvement was offset by an increase in property tax expense to $33,000 during the first quarter of 1996 from $12,000 during the first quarter of 1995. The tax accrual was underestimated in 1995 and a prior year adjustment was taken in 1995 for disputed taxes. Other operating expenses decreased 41% primarily due to roof repair expenses incurred during the first quarter of 1995.

Gross rental revenue for Minnetonka 300/400 remained flat during the first quarter of 1996 compared to the same period in 1995. Depreciation and amortization expense rose 13% during the same period due to the amortization of tenant improvements for Minnetonka 300 that were completed in June of 1995. Other operating expenses declined slightly so that overall the Partnership's share of net income was $13,000 for both the first quarter of 1996 and 1995.

Occupancy levels at Worthington Green remained at 96% during both periods. Gross rental revenues increased 5% due to slight increases in rental rates. Depreciation expense increased 8% as a result of a $30,000 roof replacement completed in November of 1995. Overall, the Partnership's share of net income increased to $20,000 during the first quarter of 1996 compared to $19,000 during the first quarter of 1995.

INFLATION

The moderate inflation experienced in 1995 had little effect on the Partnership's operations. It is anticipated that during 1996, inflation will continue at a moderate level and that the Partnership's operations will not be significantly influenced by inflation.

PROPERTY HIGHLIGHTS

Northwest Distribution Center

In general, the industrial-bulk warehouse market continues to show strength, with occupancies exceeding 95% in the Twin Cities market area. Rental rates have been strong and this is prompting the return of semi-speculative real estate development, a situation that supports the General Partner's consideration of liquidating the Partnership. The property continues to be 100% occupied by two tenants, with the next lease expiration during June of 1997 for 20,000 square feet.

The Village at Worthington Green

Occupancy for the first three months of 1996 averaged approximately 96%, which is slightly lower than during first quarter 1995. We believe this downward movement is only temporary and the property should continue to lease well.

Minnetonka Industrial Properties

The market for industrial-office/warehouse buildings such as the Minnetonka properties remained fairly healthy through March of 1996. Much development is occurring in the marketplace because existing occupancy for office/warehouse buildings is at an all-time high, exceeding 95%. We can expect to see the effects of the new competition on the Minnetonka Properties as we negotiate lease renewals during late 1996 and early 1997. Minnetonka 225 is currently 100% occupied, with the next lease renewal in December of 1997 for 8% of the property. Minnetonka 300 is also currently 100% occupied, with the most recent lease renewal as of February 1996 for 2% of the property. Management has not renewed this lease yet due to the probability of an adjacent tenant wanting to expand into this smaller area in connection with a separate lease renewal. Minnetonka 400 was 100% occupied as of March 31, 1996, after having been 78% occupied during the last half of 1995. Management negotiated a short-term lease for the balance of space in this building during the quarter as part of an overall long-term lease we are negotiating for the entire facility. The next lease expiration is December of 1996 for 76% of the property and as noted above, we are actively seeking a lease renewal and/or new tenants for the property at this time.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Partnership held cash and cash equivalents of $650,000. The Partnership improved its cash position by $40,000 during the quarter as a result of net cash provided from operating activities of $154,000 offset by cash used for investing activities of $50,000 and distributions to Partners of $64,000.

The Partnership has sufficient cash and cash equivalents to meet its 3% required reserve.

Cash provided from operations in 1996 is expected to be sufficient to satisfy substantially all of the Partnership's working capital and normal capital expenditure needs. During the first quarter, the Partnership's share of capital expenditures for the Joint Venture properties was approximately $12,000. Additional capital expenditures are anticipated during the remainder of 1996 which are expected to total $139,000. However, cash provided from operations in 1996 may not be sufficient to provide anticipated distributions to the Limited Partners for the entire year. The Partnership may borrow funds from the General Partner to provide cash for distributions to Limited Partners but it is not anticipated that such borrowing will occur.

The Partnership will not acquire additional properties or additional interests in joint ventures which own properties. During the holding period of the Partnership's properties, cash flow from operations is expected to contribute to the liquidity of the Partnership and to generate current income. The General Partner, however, intends to seek limited partner approval of a liquidation proposal to begin the process of selling the Partnership's properties and winding up the Partnership. The General Partner has listed the Partnership's properties with real estate agencies to test the feasibility of such sales. There can be no assurance, however, that following limited partner approval of the liquidation proposal, the General Partner will be able to accomplish such sales during 1996 or thereafter.

                      PART II.  Other Information

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  No exhibits are filed as part of this report.

    (b) There were no reports on Form 8-K filed during the quarter ended March 31, 1996.

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


                                    LUTHERAN BROTHERHOOD REALTY FUND I,
                                    a California limited partnership

                                    By:     Lutheran Brotherhood Real
                                            Estate Products Company,
                                            Its General Partner




Date:  May 15, 1996                 By:  /S/ Mitchell F. Felchle
                                       -------------------------------
                                         Mitchell F. Felchle
                                         President



Date:  May 15, 1996                 By:  /S/ Anita J. T. Young
                                       -------------------------------
                                         Anita J. T. Young
                                         Treasurer
                                         (Chief Financial Officer)

                             INDEX TO EXHIBIT



EXHIBIT NUMBER                                        PAGE IN
                                                      REGISTRATION
                                                      STATEMENT

27               Financial Data Schedule



10