Form 10-K/A
period 1995-12-31
LUTHERAN BROTHERHOOD REALTY FUND I
filed 1996-06-12
CIK 821365

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

Exhibit Index:  See Page 56

Documents Incorporated by Reference:  See Page 57

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


As required by the Partnership Agreement, the Partnership functions as the managing co-venturer for each of its three joint venture investments:
Minnetonka 225, Minnetonka 300/400 and Worthington Green. The managing co-venturer maintains overall control over the day-to-day operations of the joint ventures, including leasing, maintenance and collections. The Partnership has entered into contracts with real estate management organizations to manage the joint ventures as described below. In accordance with the Partnership Agreement, the Partnership is not required to obtain limited partner or co-venturer approval for acquisitions or disposals of individual properties.


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


                                           Table 1
                                           -------

Name of Property     Type of Property     Size of Property     Location of Property
- - ----------------     ----------------     ----------------     --------------------

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

                                          Table 2
                                          -------

                                                            Total
                                         Nature of          Invest-         Debt
                      Date Interest      Partnership's      ment by         Encumbering
Name of Property      First Acquired     Interest           Partnership     Property
- - ----------------      --------------     -------------      -----------     -----------

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

                                       Table 3
                                       -------

                                         Percentage
                                         of Space
                     Percentage of       in Property        Percentage of
                     Property Leased     Occupied by        Space Subject to
Name of Property     as of 12/31/95      Largest Tenant     Renewal in 1996
- - ----------------     ---------------     --------------     ----------------

Worthington Green          96%          (Not Applicable           100%
                                         to Residential
                                         Property)

NWDC                      100%                84%                   0%


Minnetonka 225            100%                33%                   0%


Minnetonka 300            100%                27%                  13%


Minnetonka 400             78%                78%                  78%



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
                         =========      =========      =========      =========      =========

Net Income (loss)
  per weighted
  average Limited
  Partnership Unit       $    4.14      $    4.90      $    4.67      $    3.34      $    3.46

Distributions per
  weighted average
  Limited Partnership
  Unit                   $    4.00      $    4.00      $    4.00      $    4.50      $    5.00

Weighted average
  number of Limited
  Partnership Units
  outstanding               63,803         63,803         63,803         63,803         63,803


                                                     As of December 31,
                      --------------------------------------------------------------------------------

Balance Sheets             1995             1994             1993             1992             1991
- - --------------        ------------     ------------     ------------     ------------     ------------

Total assets          $  4,706,000     $  4,718,000     $  4,685,000     $  4,643,000     $  4,716,000
Total liabilities     $      2,000     $     23,000     $     47,000     $     48,000     $     47,000



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


The Partnership's share of income from the Minnetonka 300/400 properties also improved, increasing 22% in 1995 to $62,000 compared to $51,000 in 1994. Average occupancy at the Minnetonka 300 building has increased steadily from 57% during the first quarter of 1994 to 100% during most of 1995. In contrast, average occupancy has slipped from 100% during all of 1994 at the Minnetonka 400 building to 78% during the last half of 1995 due to the departure of a tenant and the resulting vacancy through the end of 1996. The net result was a 24% increase in rental revenues in 1995 compared to 1994. However, depreciation costs jumped over 65% in 1995 compared to 1994 due to capitalized roof replacement costs at the Minnetonka 300 property in late 1994. Landscaping and interior repairs also pushed operating expenses up approximately 13% in 1995. (See discussion of market conditions surrounding the property at Item 7, LIQUIDITY AND CAPITAL RESOURCES.)


The Partnership's share of joint venture income from the Village at Worthington Green apartment complex declined 16% to $52,000 in 1995 from $62,000 in 1994. Rental revenues were flat during the two years, but operating expenses increased 20% primarily due to higher charges in 1995 for non-capitalized property replacements such as carpeting and appliances and interior painting.


Management of the Partnership cannot represent whether the Partnership's current occupancy and rental rates represent trends that are expected to continue because management cannot predict demand for space, the market level of rental rates when leases expire or the ability of current tenants to fulfill their current lease obligations. While no changes to rents and occupancy rates are expected based on the current situation, management does not believe that past performance is indicative of future performance.


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


Occupancy rates for the properties have increased from those disclosed in Item 2 such that a commitment has been obtained, as of June, 1996, for the balance of vacant space at the Minnetonka 400 building, increasing this property's occupancy to 100% through year-end 1996. In each individual property instance, occupancies now exceed the market average occupancies for similar property types within their area.


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


In anticipation of the sale of the properties, the Partnership considered the trend indicated by sales of similar properties in Minnesota and Ohio. In each instance, the trend indicated by sales reported in these market areas is that sales prices have increased steadily over the periods reviewed. The review included acknowledgment that this trend of increased sales prices could be adversely affected by changes in interest rates, the onset of speculative development and other factors influencing the desirability of investment real estate. This trend, together with the current maximized occupancy and rental income for the properties, is the primary basis for the recommendation that the liquidation proposal be approved.


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


If the limited partners do not approve the liquidation proposal, the Partnership will continue to own and operate the properties. There can be no assurance, however, that the properties will continue to generate sufficient cash flow to pay their expenses or the expenses to maintain the Partnership. The properties are aging properties which are likely to require increased capital expenditures in the future, as discussed below. Any major capital expenditures would reduce cash flows available to pay operational expenses which would in turn reduce funds available to make distributions to the limited partners. Additionally, competitive conditions in the properties' markets could cause reduced occupancies and negatively affect revenue available to pay operational expenses and to make distributions to the limited partners.

Anticipated Capital Expenditures

It is anticipated that two major capital projects have been identified and will be required in connection with the operation of the Properties, as follows:

   The Village at Worthington Green Apartments - 19 of 22 buildings require reroofing to be completed during the next three to six years at an approximate cost of $12,800 per building for a total cost estimated at $243,200.

   Minnetonka 400 property - the renewal of existing tenancies, or replacement thereof, will require tenant finish and leasing commission expenditures between $150,000 and $275,000 based on current negotiations with existing and alternative tenancies for the property.

   The Partnership's share of these expenditures during 1996 is expected to total $139,000. Additionally, paving projects at the Properties for the overlay and general improvement of parking areas will also require capital expenditures in 1996 and 1997 of approximately $56,300. The Partnership's share of these expenses will be approximately $8,430 in 1996 and $10,650 in 1997. These are capital expenditures currently known to the General Partner but other needs may arise in the future.

   The Partnership holds no reserves specifically designated for the purpose of funding capital projects. As required by the Partnership Agreement, the Partnership maintains reserves of approximately $191,000, or at least 3% of the gross proceeds received from the offering of interests by the Partnership. The Partnership does have cash available in savings accounts to fund the Partnership's share of such capital expenditures, however, use of such savings will reduce the Partnership's liquidity and cash position without the assurance that such reserves will be replaced.

RECENTLY ISSUED ACCOUNTING STANDARDS

In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 shall be effective for financial statements for fiscal years beginning after December 15, 1995; initial adoption of the Statement shall be reported as the cumulative effect of a change in accounting principle as described in APB Opinion No. 20, "Accounting Changes."

The Partnership intends to adopt the requirements of SFAS effective January 1, 1996. The Partnership is presently unable to determine or reasonably estimate the impact of adoption of SFAS 121 on its 1996 financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                       Page
Index to Financial Statements                                         Number
- - -----------------------------                                         ------

Lutheran Brotherhood Realty Fund I
- - ----------------------------------
Report of Price Waterhouse LLP, Independent Accountants                 15
Balance Sheet as of December 31, 1995 and 1994                          16
Statement of Operations for the Years Ended
  December 31, 1995, 1994 and 1993                                      17
Statement of Partners' Equity for the
  Years Ended December 31, 1995, 1994 and 1993                          18
Statement of Cash Flows for the Years Ended
  December 31, 1995, 1994 and 1993                                      19
Notes to Financial Statements                                           20

Minnetonka 225 Associates Joint Venture
- - ---------------------------------------
Report of Price Waterhouse LLP, Independent Accountants                 25
Balance Sheet as of December 31, 1995 and 1994                          26
Statement of Operations for the Years Ended
  December 31, 1995, 1994 and 1993                                      27
Statement of Partners' Equity for the
  Years Ended December 31, 1995, 1994 and 1993                          28
Statement of Cash Flows for the Years Ended
  December 31, 1995, 1994 and 1993                                      29
Notes to Financial Statements                                           30

Minnetonka 300/400 Associates Joint Venture
- - -------------------------------------------
Report of Price Waterhouse LLP, Independent Accountants                 33
Balance Sheet as of December 31, 1995 and 1994                          34
Statement of Operations for the Years Ended
  December 31, 1995, 1994 and 1993                                      35
Statement of Partners' Equity for the
  Years Ended December 31, 1995, 1994 and 1993                          36
Statement of Cash Flows for the Years Ended
  December 31, 1995, 1994 and 1993                                      37
Notes to Financial Statements                                           38

Worthington Green Associates Joint Venture
- - ------------------------------------------
Report of Price Waterhouse LLP, Independent Accountants                 41
Balance Sheet as of December 31, 1995 and 1994                          42
Statement of Operations for the Years Ended
  December 31, 1995, 1994 and 1993                                      43
Statement of Partners' Equity for the
  Years Ended December 31, 1995, 1994 and 1993                          44
Statement of Cash Flows for the Years Ended
  December 31, 1995, 1994 and 1993                                      45
Notes to Financial Statements                                           46

Schedule X - Supplementary Statement of Operations
  Information                                                           48

Schedule XI - Real Estate and Accumulated Depreciation                  49


All other schedules are omitted because they are not required, are not applicable or the financial information required is included in the financial statements or the notes thereto.

                           3100 Multifoods Tower    Telephone  612-332-7000
                           33 South Sixth Street    Telecopier 612-332-6711
                           Minneapolis, MN 55402-3795

Price Waterhouse LLP                                        [LOGO OMITTED]


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

/s/ Price Waterhouse LLP

Price Waterhouse LLP

Minneapolis, Minnesota
February 23, 1996

                      LUTHERAN BROTHERHOOD REALTY FUND I
                                BALANCE SHEET
                               (in thousands)



                                                   December 31
                                                   -----------
ASSETS                                         1995          1994
- - ------                                         ----          ----

Real estate investments:
  Land                                        $  636         $  636
  Buildings                                    1,612          1,612
                                              ------         ------
                                               2,248          2,248
  Less:  Accumulated depreciation               (319)          (268)
                                              ------         ------
                                               1,929          1,980

Investments in joint ventures                  2,105          2,095
Cash and cash equivalents                        610            521
Receivable from affiliates                         6
Deferred charges (net) and other assets           56            122
                                              ------         ------
  Total assets                                $4,706         $4,718
                                              ======         ======


LIABILITIES AND PARTNERS' EQUITY

Payable to affiliates                         $              $   23
Other liabilities                                  2
                                              ------         ------
  Total liabilities                                2             23
                                              ------         ------

Partners' equity:
  Limited Partners - 63,803 units
     outstanding in 1995 and 1994              4,693          4,687
  General Partner                                 11              8
                                              ------         ------
  Total partners' equity                       4,704          4,695
                                              ------         ------
  Total liabilities and partners' equity      $4,706         $4,718
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

                    LUTHERAN BROTHERHOOD REALTY FUND I
                          STATEMENT OF CASH FLOWS
               Increase (decrease) in cash and cash equivalents
                                (in thousands)


                                             For the years ended December 31,
                                             --------------------------------
                                               1995       1994         1993
                                               ----       ----         ----

Net income                                     $264       $312         $298

Adjustments to reconcile net income
  to net cash provided by
  operating activities:
    Depreciation and amortization                90         67           69
    Distributions from joint ventures           158        163           96
    Equity in joint venture earnings           (168)      (127)        (144)
    Changes in assets and liabilities:
      Receivable from affiliates                  6
      Other assets                               (5)        (8)
      Payables to affiliates                    (23)        (9)           3
      Property taxes payable                               (12)
      Other liabilities                           2         (3)          (4)
                                               ----       ----         ----

Net cash provided by operating activities       324        383          318
                                               ----       ----         ----

Cash flows from investing activities:
  Capital improvements                           (3)       (89)        (22)
  Tenant reimbursements                          23
  Return of capital distribution                                        193
  Capital infusion to Mtka 300/400                         (80)
                                               ----       ----         ----
Net cash provided by (used in) investing
  activities                                     20       (169)         171
                                               ----       ----         ----

Cash flows from financing activities:
   Distributions to partners                   (255)      (255)        (255)
                                               ----       ----         ----

Net cash used in financing activities          (255)      (255)        (255)
                                               ----       ----         ----

Net increase (decrease) in cash
   and cash equivalents                          89        (41)         234

Cash and cash equivalents at beginning
  of period                                     521        562          328
                                               ----       ----         ----
Cash and cash equivalents at end of
  period                                       $610       $521         $562
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


The carrying value of real estate investments is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the real estate investments may not be recoverable. Impairment is measured as the excess of the carrying value of the investment over its fair value. The Partnership measures fair value at least annually primarily using analysis of property fundamentals and sales of comparable properties when available. At December 31, 1995 and 1994, no impairments of value existed based on this analysis.



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

Price Waterhouse LLP                                        [LOGO OMITTED]


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

/s/ Price Waterhouse LLP

Price Waterhouse LLP

Minneapolis, Minnesota
February 23, 1996


                   MINNETONKA 225 ASSOCIATES JOINT VENTURE
                               BALANCE SHEET
                              (in thousands)


                                                  December 31,
                                              1995           1994
                                              ----           ----
ASSETS
- - ------

  Real estate investments:
    Land                                     $  369         $  369
    Buildings                                 1,686          1,455
                                             ------         ------
                                              2,055          1,824
    Less:  Accumulated depreciation            (288)          (242)
                                             ------         ------
                                              1,767          1,582

  Cash and cash equivalents                      89            156
  Deferred charges (net) and other assets       147            127
                                             ------         ------
     Total assets                            $2,003         $1,865
                                             ======         ======

LIABILITIES AND VENTURERS' EQUITY
- - ---------------------------------

  Payable to affiliates                      $  135
  Other liabilities                                          $   12
                                             -------         ------
       Total liabilities                         135             12
                                             -------         ------

  Venturers' equity                            1,868          1,853
                                             -------         ------
   Total liabilities and venturers' equity   $ 2,003         $1,865
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


The carrying value of real estate investments is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the real estate investments may not be recoverable. Impairment is measured as the excess of the carrying value of the investment over its fair value. The Partnership measures fair value at least annually primarily using analysis of property fundamentals and sales of comparable properties when available. At December 31, 1995 and 1994, no impairments of value existed based on this analysis.


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

NOTE 6 - SIGNIFICANT TENANTS


The Venture received rental revenue in excess of 10% of total revenue from four tenants in 1995, 1994 and 1993. The rental revenue from these tenants constituted approximately $145,000, $91,000, $68,000 and $55,000 and 85% of
total revenue for the year ended December 31, 1995, $77,000, $60,000, $46,000 and $28,000 and 76% of total revenue for the year ended December 31, 1994 and $77,000, $60,000, $46,000 and $30,000 and 75% of total revenue for the year ended December 31, 1993.


                           3100 Multifoods Tower    Telephone  612-332-7000
                           33 South Sixth Street    Telecopier 612-332-6711
                           Minneapolis, MN 55402-3795

Price Waterhouse LLP                                        [LOGO OMITTED]


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


/s/ Price Waterhouse LLP

Price Waterhouse LLP

Minneapolis, Minnesota
February 23, 1996

                MINNETONKA 300/400 ASSOCIATES JOINT VENTURE
                              BALANCE SHEET
                             (in thousands)



                                                            December 31,
                                                          1995       1994
                                                          ----       ----
ASSETS
- - ------

Real estate investments:
  Land                                                  $  687      $  687
  Buildings                                              2,308       2,300
                                                        ------      ------
                                                         2,995       2,987
  Less:  Accumulated depreciation                         (472)       (346)
                                                        ------      ------
                                                         2,523       2,641

Cash and cash equivalents                                  252         238
Deferred charges (net) and other assets                    245          76
                                                        ------      ------
    Total assets                                        $3,020      $2,955
                                                        ======      ======


LIABILITIES AND VENTURERS' EQUITY
- - ---------------------------------

Payable to affiliates                                   $   31      $   12
Other liabilities                                           20
                                                        ------      ------
    Total liabilities                                       51          12
                                                        ------      ------

Venturers' equity                                        2,969       2,943
                                                        ------      ------
    Total liabilities and venturers' equity             $3,020      $2,955
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


The carrying value of real estate investments is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the real estate investments may not be recoverable. Impairment is measured as the excess of the carrying value of the investment over its fair value. The Partnership measures fair value at least annually primarily using analysis of property fundamentals and sales of comparable properties when available. At December 31, 1995 and 1994, no impairments of value existed based on this analysis.


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


NOTE 6 - SIGNIFICANT TENANTS


The Venture received rental revenue in excess of 10% of total revenue from four tenants in 1995 and two tenants in 1994 and 1993. The rental revenue from these tenants constituted approximately $178,000, $77,000, $72,000 and $66,000 and 67% of total revenue for the year ended December 31, 1995, $133,000 and $51,000 and 38% of total revenue for the year ended December 31, 1994 and $118,000 and $87,000 and 41% of total revenue for the year ended
December 31, 1993.


                           3100 Multifoods Tower    Telephone  612-332-7000
                           33 South Sixth Street    Telecopier 612-332-6711
                           Minneapolis, MN 55402-3795

Price Waterhouse LLP                                        [LOGO OMITTED]

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


/s/ Price Waterhouse LLP

Price Waterhouse LLP

Minneapolis, Minnesota
February 23, 1996

                 WORTHINGTON GREEN ASSOCIATES JOINT VENTURE
                               BALANCE SHEET
                              (in thousands)



                                                           December 31,
                                                         1995        1994
                                                         ----        ----
ASSETS
- - ------

Real estate investments:
    Land                                                $  837      $  837
    Buildings                                            5,519       5,485
    Property and equipment                                 462         462
                                                        ------      ------
                                                         6,818       6,784
    Less:  Accumulated depreciation                     (1,949)     (1,687)
                                                        ------      ------
                                                         4,869       5,097

  Cash and cash equivalents                                941         727
  Deferred charges (net) and other assets                    2          11
                                                        ------      ------
      Total assets                                      $5,812      $5,835
                                                        ======      ======


LIABILITIES AND VENTURERS' EQUITY
- - ---------------------------------
  Payable to affiliates                                             $    7
  Other liabilities                                     $   47          43
                                                        ------      ------
    Total liabilities                                       47          50
                                                        ------      ------

  Venturers' equity                                      5,765       5,785
                                                        ------      ------
    Total liabilities and venturers' equity             $5,812      $5,835
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


The carrying value of real estate investments is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the real estate investments may not be recoverable. Impairment is measured as the excess of the carrying value of the investment over its fair value. The Partnership measures fair value at least annually primarily using analysis of property fundamentals and sales of comparable properties when available. At December 31, 1995 and 1994, no impairments of value existed based on this analysis.


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

                       LUTHERAN BROTHERHOOD REALTY FUND I

            Schedule X - Supplementary Statement of Operations Information

                 For the Years Ended December 31, 1995, 1994 and 1993


                                                 Charged to Costs
Item                                               and Expenses
- - ----                                    ---------------------------------
                                          1995         1994          1993
                                          ----         ----          ----

1.  Maintenance and repairs             $ 80,208     $ 21,000      $ 15,000


2.  Taxes, other than payroll and
      income taxes (real estate)        $128,000     $126,000      $129,000


3.  Advertising costs                   $    100     $    100           --





                                     LUTHERAN BROTHERHOOD REALTY FUND I
                         Schedule XI - Real Estate and Accumulated Depreciation
                                          Year Ended December 31, 1995

                                                                   Gross Amount at
                      Initial Cost                          Which Carried at Close of Year
                      ------------                          -------------------------------

                                             Net Costs
                                             Written Off                                Accumu-                         Depreci-
                Related          Buildings   Subsequent           Buildings             lated      Date Of              ation
                Encum-           & Improve-  To Acquisi-          & Improve-            Deprecia-  Construc-  Date      Lives
Description     brances   Land   ments       tion           Land  ments        Total    tion       tion       Acquired  (years)
- - -----------     --------  ----   ----------  -------------  ----  ----------   -----    ---------  ---------  --------  --------

Northwest
Distribution
Center
New Hope,
Minnesota              $636,000  $1,613,000  ($1,000)   $636,000  $1,612,000  $2,248,000  $319,000   1966      9/89     5-31.5


                                LUTHERAN BROTHERHOOD REALTY FUND I
                     Schedule XI - Real Estate and Accumulated Depreciation
                                  Year Ended December 31, 1994


                                                                   Gross Amount at
                      Initial Cost                          Which Carried at Close of Year
                      ------------                          -------------------------------

                                             Net Costs
                                             Written Off                                Accumu-                         Depreci-
                Related          Buildings   Subsequent           Buildings             lated      Date Of              ation
                Encum-           & Improve-  To Acquisi-          & Improve-            Deprecia-  Construc-  Date      Lives
Description     brances   Land   ments       tion           Land  ments        Total    tion       tion       Acquired  (years)
- - -----------     --------  ----   ----------  -------------  ----  ----------   -----    ---------  ---------  --------  --------

Northwest
Distribution
Center
New Hope,
Minnesota              $636,000  $1,613,000  ($1,000)   $636,000  $1,612,000  $2,248,000  $268,000   1966      9/89     5-31.5

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


     3.  Exhibits

S-K Reference                                                  Sequential
    Number              Document Description                   Page Number
- - -------------           --------------------                   ------------

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



                                           LUTHERAN BROTHERHOOD REALTY FUND I,
                                           a California limited partnership

                                           By:  LUTHERAN BROTHERHOOD REAL
                                                ESTATE PRODUCTS COMPANY,
                                                Its General Partner


Dated:  June 10, 1996                     By:  /s/ MITCHELL F. FELCHLE
                                                -----------------------------
                                                Mitchell F. Felchle,
                                                President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons as officers and directors of the General Partner, Lutheran Brotherhood Real Estate Products Company, on behalf of the Registrant on the date indicated.

Signature     Title     Date

/s/ ROBERT P. GANDRUD        Chairman of the Board of        June 10, 1996
- - --------------------         Directors of General
Robert P. Gandrud            Partner

/s/ ROLF F. BJELLAND         Director of General Partner     June 10, 1996
- - -------------------
Rolf F. Bjelland

/s/ BRUCE J. NICHOLSON       Director of General Partner     June 10, 1996
- - ---------------------
Bruce J. Nicholson

/s/ PAUL R. RAMSETH          Director of General Partner     June 10, 1996
- - ------------------
Paul R. Ramseth

/s/ WILLIAM H. REICHWALD     Director of General Partner     June 10, 1996
- - -----------------------
William H. Reichwald

                               INDEX TO EXHIBIT

                                                                 PAGE IN
                                                                 REGISTRATION
EXHIBIT NUMBER                                                   STATEMENT

27                         Financial Data Schedule


{PAGE|73}