Form 10-Q
period 1996-06-30
LUTHERAN BROTHERHOOD REALTY FUND I
filed 1996-08-14
CIK 821365

                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended June 30, 1996

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

Yes __X__          No ____

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------

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

                        LUTHERAN BROTHERHOOD REALTY FUND I
                                 BALANCE SHEET
                                  (thousands)
                                            (Unaudited)
                                              June 30,      December 31,
                                               1996             1995
                                             ----------     ------------
ASSETS

Real estate investment, at cost:
  Land                                        $  636           $  636
  Buildings                                    1,612            1,612
                                              ------           ------
                                               2,248            2,248
  Less:  Accumulated depreciation               (345)            (319)
                                              ------           ------
                                               1,903            1,929

Investments in joint ventures                  2,155            2,105
Cash and cash equivalents                        643              610
Receivables from affiliates                                         6
Deferred charges (net) and other assets           37               56
                                              ------           ------
  Total Assets                                $4,738           $4,706
                                              ======           ======

LIABILITIES AND PARTNERS' EQUITY

Payables to affiliates                        $   47           $
Other liabilities                                  3                2
                                              ------           ------
  Total Liabilities                               50                2
                                              ------           ------

Partners' Equity
  Limited Partners' - 63,803 units
  outstanding in 1996 and 1995                 4,676            4,693
  General Partner                                 12               11
                                              ------           ------
  Total Partner's Equity                       4,688            4,704
                                              ------           ------
  Total Liabilities and Partners' Equity      $4,738           $4,706
                                              ======           ======

                           See accompanying notes.

                      LUTHERAN BROTHERHOOD REALTY FUND I
                           STATEMENT OF OPERATIONS
                                (Unaudited)
                     (thousands except per share amounts)

                                       Three Months Ended   Six Months Ended
                                             June 30,           June 30,
                                          1996     1995     1996       1995
                                          ----     ----     ----       ----
Revenue:
   Rental                               $  128   $  130     $  260   $  263
   Interest                                  8        8         15       15
   Equity in Joint Venture Capital          38       40         86       89
                                         -----    -----      -----    -----
        Total revenue                      174      178        361      367
                                         -----    -----      -----    -----

Expenses:
   Property taxes                           34       33         66       64
   Management fee                            5        5         10       11
   Other property expenses                   8        7         23       19
   Depreciation and amortization            23       23         46       45
   Administrative                           48        3        104       43
                                         -----    -----      -----    -----
        Total expenses                     118       71        249      182
                                         -----    -----      -----    -----

Net income                               $  56   $  107      $ 112    $ 185
                                         =====    =====      =====    =====

Net income per weighted average
number of limited partnership units
  outstanding                            $ .88   $ 1.68     $ 1.76   $ 2.90
                                         =====    =====      =====    =====

Weighted average number of limited
partnership units outstanding           63,803    63,803    63,803   63,803
                                        ======    ======   ======    ======

Distributions per weighted average
limited partnership units outstanding   $ 1.00    $ 1.00    $ 2.00   $ 2.00
                                        ======    ======    ======   ======

                             See accompanying notes.

                         LUTHERAN BROTHERHOOD REALTY FUND I
                           STATEMENT OF PARTNERS' EQUITY
                    FROM DECEMBER 31, 1993 THROUGH JUNE 30, 1996
                                 (in thousands)

                                                               Total
                                          General   Limited   Partners'
                                          Partner   Partners   Equity
                                          -------   --------  ---------
Balance at December 31, 1993                  5      4,633     4,638

  Net income                                  3        309       312

  Distributions to Limited Partners                   (255)    (255)
                                         ------     ------    ------

Balance at December 31, 1994                  8      4,687     4,695

  Net income                                  3        261       264

  Distributions to Limited Partners                   (255)     (255)

Balance at December 31, 1995                 11      4,693     4,704

  Net income                                  1        111       112
                                         ------     ------    ------

  Distributions to Limited Partners                   (128)     (128)

Balance at June 30, 1996                 $   12     $4,676    $4,688
                                         ======     ======    ======

                              See accompanying notes.

                      LUTHERAN BROTHERHOOD REALTY FUND I
                           STATEMENT OF CASH FLOW
                                (Unaudited)
                                (thousands)
                                               Six Months Ended
                                                   June 30
                                               1996        1995
                                               ----        ----
Net Income                                     $112        $185

Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:

Depreciation and amortization                    46          45
Distributions from joint ventures                86          77
Equity in joint venture earnings                (86)        (89)

Changes in assets and liabilities:
  Receivable from affiliates                      6
  Other assets                                   (1)          4
  Payable to affiliates                          47         (17)
  Other accrued operating expenses                1           4
                                               ----        ----
Net cash provided by operating
  activities                                    211         209
                                               ----        ----

Cash flows from investing activities:
  Capital improvements                                       (2)
  Tenant reimbursements - capital
    improvements                                             23
  Capital Infusion to Minnetonka 225            (30)
Capital Infusion to Minnetonka 300/400          (20)
                                               ----        ----

Net cash provided by (used in) investing
  activities                                    (50)         21
                                               ----        ----

Cash flows from financing activities:
   Distributions to partners                   (128)       (128)
                                               ----        ----

Net cash used in financing activities          (128)       (128)
                                               ----        ----

Net increase (decrease) in cash and cash
  equivalents                                    33         102

Cash and cash equivalents at beginning
  of period                                     610         521
                                               ----        ----

Cash and cash equivalents at end
  of period                                    $643        $623
                                               ====        ====

Supplemental Schedules:
  Interest paid                                $  0        $  0
  Income taxes paid                            $  0        $  0

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


Note 2.  Net Income Per Partnership Unit

The Partnership Agreement of the Partnership ("Partnership Agreement") provides for net income and net losses from operations for financial reporting purposes to be allocated 99% to the Limited Partners and 1% to the General Partner. Net income per weighted average number of Limited Partnership Units is computed by dividing net income allocated to the Limited Partners by the weighted average number of Limited Partnership Units outstanding. Per unit information has been computed based on 63,803 weighted average units outstanding at both June 30, 1996 and June 30, 1995.


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

At June 30, 1996 the assets and liabilities of the joint ventures were as follows (in thousands):

                                 Minnetonka   Minnetonka   Worthington
                                    225        300 & 400     Green
                                 Associates   Associates   Associates
                                 ----------   ----------   ----------
     Land                          $  369      $  687       $  837
     Property less depreciation     1,402       1,934        3,902
     Deferred charges (net)
        and other assets              207         371        1,146
                                   ------      ------       ------
                                    1,978       2,992        5,885
     Liabilities                       (6)        (20)         (49)
                                   ------      ------       ------
     Net assets                    $1,972      $2,972       $5,836
                                   ======      ======       ======

Revenues and expenses of the joint ventures for the six month periods ending June 30, 1996 and 1995 were as follows (in thousands):

                                 Minnetonka      Minnetonka     Worthington
                                    225           300 & 400        Green
                                 Associates      Associates     Associates
                                 ----------      ----------     ----------

                                 June 30,        June 30,       June 30,
                                 --------        --------       --------
                              1996     1995    1996   1995    1996    1995
                              ----     ----    ----   ----    ----    ----
     Revenues                 $ 217    $ 214   $ 314  $ 312   $ 596   $ 566
     Property taxes             (30)     (55)    (78)   (68)    (70)    (69)
     Management fee              (9)     (10)    (12)   (14)    (21)    (17)
     Other operating expenses   (24)     (37)    (97)   (68)   (171)   (160)
     Depreciation               (46)     (38)    (91)   (80)   (140)   (131)
                              -----    -----   -----  -----   -----   -----
     Net income                 108       74      36     82     194     189
                              -----    -----   -----  -----   -----   -----

     Partnership interest      33.3%   33.3%    33.3%  33.3%   19.3%   19.3%
     Partnership income       $  36   $  25    $  12  $  28   $  38   $  36
                              =====   =====    =====  =====   =====   =====

Note 4.  Commitments, Contingencies, and Subsequent Events

Commitments

Under the Partnership Agreement, the Partnership is required to maintain reasonable reserves for normal repairs, replacements, working capital, and contingencies in an amount equal to at least 3% of Capital Contributions.

In the event expenditures are made from these reserves, a portion of the cash generated from operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash on hand and short term securities, at June 30, 1996 and December 31, 1995 were in excess of 3% of Capital Contributions.

Pending Litigation

The Partnership is not a party to, nor is any of the Partnership's property the subject of, any material legal proceedings.

Subsequent Distribution

Subsequent to quarter end, but as of June 30, 1996, the Partnership paid distributions totaling $63,803, to the Limited Partners at the rate of 4% per annum on the Limited Partners' invested capital.

Subsequent Event

On July 3, 1996, at a special meeting of the Limited Partners of the Partnership, the partners approved the liquidation of the Partnership in accordance with the liquidation proposal described in the Proxy Statement, which had been mailed to them on or about June 11, 1996. The terms of the liquidation proposal include sale of the property owned by the Partnership and the properties owned by joint ventures in which the Partnership is a co-venturer ("the Properties") over a period of time not to exceed two years from the date of Limited Partner approval, followed by the dissolution and winding up of the Partnership.


Note 5.  Fees and Reimbursements

For the six months ended June 30, 1996 and 1995, the Partnership was allocated $52,800 and $16,300, respectively, in partnership administrative expenses by the General Partner and other affiliated entities.


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

The Partnership has adopted SFAS 121 by reviewing long-lived assets to be held and used for impairment effective January 1, 1996. As a result of this review, no material adjustments have been made to the carrying value of the Partnership's real estate investments through June 30, 1996.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
- -----------------------------------------------------------

INTRODUCTION

The Partnership was formed to engage in the business of acquiring and operating income producing real properties and holding the properties for investment. The Partnership's public offering commenced on December 4, 1987, and expired on February 11, 1989. The offering raised a total of $6,365,000 in contributed capital (including the Initial Partners' contributions) from which the Partnership netted $5,719,000 after underwriting and registration expenses.

At a special meeting held on July 3, 1996, the limited partners approved a liquidation proposal to begin the process of selling the Properties and winding up the Partnership. The General Partner has listed the Properties with real estate agencies to market them for sale and has received some indications of interest. There can be no assurance, however, that the General Partner will be able to accomplish such sales during 1996 or thereafter.

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

RESULTS OF OPERATIONS

There was little change in gross rental revenues for NWDC during both the second quarter and first six months of 1996 compared to the same periods in 1995 because occupancy levels were at 100% during all periods. Administrative expenses for all periods increased substantially in 1996 compared to 1995 due to legal fees and other costs incurred by the General Partner in conducting the liquidation approval process.

The Partnership's share of total joint venture income declined slightly to $38,000 during the second quarter of 1996 from $40,000 during the second quarter in 1995 and to $86,000 during the first six months of 1996 compared to $89,000 during the first six months of 1995.

The Partnership's share of joint venture income from the Minnetonka 225 joint venture increased to $21,000 during the second quarter of 1996 compared to $8,000 during the second quarter of 1995 and to $36,000 for the first six months of 1996 compared to $25,000 during the same period in 1995. The primary reason for the increase was a large refund of 1995 property taxes received during the second quarter of 1996. In addition, property operating expenses declined 35% during the first six months of 1996 compared to the first six months of 1995 due to roof repair expenses incurred during the first quarter of 1995. This was partially offset by a 21% increase in depreciation and amortization expense during the first six months of 1996 compared to the first six months of 1995 resulting from additional building and tenant improvements.

In contrast, the Partnership's share of net income from the Minnetonka 300/400 joint venture declined 100% to -1000 during the second quarter of 1996 compared to $15,000 during the second quarter of 1995 and 57% to $12,000 for the first six months of 1996 compared to $28,000 during the first six months of 1995. The primary reason for this decline in net income was a significant increase in property operating expenses during both periods in 1996 compared to 1995 as a result of parking lot improvements to the Minnetonka 300 property and exterior block repairs to both properties during the second quarter of 1996. Property taxes and depreciation expense also rose by nearly 15% during both comparable periods.

Gross rental revenues at Worthington Green rose approximately 5% during both the second quarter of 1996 and first six months of 1996 compared to the same periods in 1995 due to slight increases in both occupancy and rental rates during 1996. This revenue increase was offset by modest increases in property operations expenses and depreciation of additional building improvements. As a result, there was no significant change in the Partnership's share of net income from this joint venture for the second quarter and first six months of 1996 compared to the same periods in 1995.

INFLATION

The moderate inflation experienced in 1995 had little effect on the Partnership's operations. It is anticipated that during 1996, inflation will continue at a moderate level and that the Partnership's operations will not be significantly influenced by inflation.

PROPERTY HIGHLIGHTS

Northwest Distribution Center

In general, the industrial-bulk warehouse market continues to show strength, with occupancies exceeding 95% in the Twin Cities market area. The property continues to be 100% occupied by two tenants, with the next lease expiration during June 1997 for 17% of the property.

The Village at Worthington Green

Occupancy for The Village remained strong during the second quarter of 1996. In addition, rent loss (rent concessions and delinquencies) for the quarter were at their lowest levels in more than nine months. Rental rates have increased more than 3% since January of 1996 due to a tightening apartment market in Worthington. A new 300 unit apartment project located approximately two miles from The Village is currently under construction, with the first units available by the fall of 1996. This project is expected to have little effect on the leasing of units at The Village.

Minnetonka Industrial Properties

The market for industrial-office/warehouse buildings such as the Minnetonka properties remained fairly healthy through March of 1996. Much development is occuring in the marketplace because existing occupancy for office/warehouse buildings is at an all-time high, approximating 95%. Minnetonka 225 and Minnetonka 300 are both currently 100% occupied and do not have leases expiring until mid-1997 or later. Minnetonka 400 is currently 77% occupied by one tenant, whose lease will expire in December, 1996.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Partnership held cash and cash equivalents of $643,000. The Partnership improved its cash position by $33,000 during the first six months as a result of net cash provided from operating activities of $211,000 offset by cash used for investing activities of $50,000 and distributions to Partners of $128,000.

The Partnership has sufficient cash and cash equivalents to meet its 3% required reserve.

Cash provided from operations in 1996 is expected to be sufficient to satisfy substantially all of the Partnership's working capital and normal capital expenditure needs. During the first six months, the Partnership's share of capital expenditures for the Joint Venture properties was approximately $167,000. Additional capital expenditures are anticipated during the remainder of 1996 for which the partnership's share is expected to total $68,000. However, cash provided from operations in 1996 may not be sufficient to provide anticipated distributions to the Limited Partners for the entire year.

The Partnership will not acquire additional properties or additional interests in joint ventures which own properties. During the holding period of the Partnership's properties, cash flow from operations is expected to contribute to the liquidity of the Partnership and to generate current income. The General Partner has listed the Partnership's properties with real estate agencies to market them for sale. There can be no assurance, however, that the General Partner will be able to accomplish such sales during 1996 or thereafter.

                                   PART II

                             OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

A Special Meeting of the Partnership's limited partners was held on Wednesday, July 3, 1996. Present at the Special Meeting in person or by proxy were limited partners holding a majority of Limited Partnership Units ("Units") representing a quorum for the purposes of the Special Meeting. Pursuant to a proxy statement provided to the limited partners, the limited partners were asked to approve a proposal to begin the liquidation of the Partnership through the sale of the Properties within two years after the date of approval of such proposal (the "Liquidation Proposal"). The limited partners were also asked to approve a proposal to allow the adjournment of the Special Meeting, if requested by the General Partner (the "Adjournment Proposal"). The General Partner did not request adjournment of the Special Meeting Pursuant to the Adjournment Proposal. The limited partners were also asked to approve such other matters as were properly brought before the meeting. The General Partner noted that the record date for determination of limited partners entitled to vote at the Special Meeting had been set at April 26, 1996, in the proxy statement, which was more than sixty (60) days before the Special Meeting. To reset the record date within such sixty day period, the General Partner requested ratification by the limited partners of May 6, 1996 as the record date (the "Date Proposal") and reported that the limited partnership interests were held of record by the same limited partners on April 26, 1996 (the previous record date) and May 6, 1996 (the revised record date).

1.   The votes of the Units for the Liquidation Proposal were as follows:

          46,238.35  FOR        660  AGAINST        15,103.65  ABSTAIN

2.   The votes of the Units for the Adjournment Proposal were as follows:

          46,238.35  FOR        660  AGAINST        15,103.65  ABSTAIN

3.   The votes of the Units for the Date Proposal were as follows:

          46,238.35  FOR        660  AGAINST        15,103.65  ABSTAIN

                          PART II.  Other Information

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
- ------------------------------------------

    (a)  No exhibits are filed as part of this report.

    (b) There were no reports on Form 8-K filed during the quarter ended June 30, 1996.

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


                                       LUTHERAN BROTHERHOOD REALTY FUND I,
                                       a California limited partnership


                                       By:     Lutheran Brotherhood Real
                                               Estate Products Company,
                                               Its General Partner



Date:  August 13, 1996                 By:  /s/ Mitchell F. Felchle
                                            -----------------------
                                            Mitchell F. Felchle
                                            President



Date:  August 13, 1996                 By:  /s/ Anita J. T. Young
                                            -----------------------
                                            Anita J. T. Young
                                            Treasurer
                                            (Chief Financial Officer)

                             INDEX TO EXHIBIT



EXHIBIT NUMBER                                        PAGE IN
                                                      REGISTRATION
                                                      STATEMENT

      27          Financial Data Schedule


12