Form 10-Q
period 1996-09-30
LUTHERAN BROTHERHOOD REALTY FUND I
filed 1996-11-14
CIK 821365

                                    FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 1996

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

                      LUTHERAN BROTHERHOOD REALTY FUND I
                               BALANCE SHEET
                                (thousands)
                                         (Unaudited)
                                        September 30,    December 31,
                                             1996            1995
                                        ------------     ------------
ASSETS

Real estate investment, at cost:
  Land                                      $  636         $  636
  Buildings                                  1,612          1,612
                                            ------         ------
                                             2,248          2,248
  Less:  Accumulated depreciation             (345)          (319)
                                            ------        -------
                                             1,903          1,929

Investments in joint ventures                1,560          2,105
Cash and cash equivalents                    1,970            610
Receivables from affiliates                                     6
Deferred charges (net) and other assets        216             56
                                            ------         ------
  Total Assets                              $5,649         $4,706
                                            ======         ======

LIABILITIES AND PARTNERS' EQUITY

Payables to affiliates                      $   72         $
Real estate taxes payable                       33
Other liabilities                                3              2
                                            ------         ------
  Total Liabilities                            108              2
                                            ------         ------

Partners' Equity
  Limited Partners' - 63,803 units
  outstanding in 1996 and 1995               5,520          4,693
  General Partner                               21             11
                                            ------         ------
  Total Partner's Equity                     5,541          4,704
                                            ------         ------
  Total Liabilities and Partners' Equity    $5,649         $4,706
                                            ======         ======

                           See accompanying notes.

                                       LUTHERAN BROTHERHOOD REALTY FUND I
                                            STATEMENT OF OPERATIONS
                                                  (Unaudited)
                                     (thousands except per share amounts)

                                              Three Months Ended          Nine Months Ended
                                                  September 30,             September 30,
                                               1996       1995            1996         1995
                                               ----       ----            ----         ----

Revenue:
   Rental                                    $   128     $   126         $   389     $   389
   Interest                                       15           8              30          23
   Equity in Joint Venture Capital               (56)         42              29         131
   Gain on sale of Joint Venture                 956                         956
                                             -------     -------         -------     -------
        Total revenue                          1,043         176           1,404         543
                                             -------     -------         -------     -------
Expenses:
   Property taxes                                 33          32              99          96
   Management fee                                  5           5              15          16
   Other property expenses                        12          55              36          74
   Depreciation and amortization                  34          23              79          68
   Administrative                                 42          15             146          58
                                             -------     -------         -------     -------
        Total expenses                           126         130             375         312
                                             -------     -------         -------     -------

Net income                                   $   917     $    46         $ 1,029     $   231
                                             =======     =======         =======     =======

Net income per weighted average number
of limited partnership units outstanding     $ 14.38     $   .72         $ 16.13     $  3.62
                                             =======     =======         =======     =======

Weighted average number of limited
partnership units outstanding                 63,803      63,803          63,803      63,803
                                             =======     =======         =======     =======

Distributions per weighted average
limited partnership units outstanding        $  1.00     $  1.00         $  3.00     $  3.00
                                             =======     =======         =======     =======

                                       See accompanying notes.

                           LUTHERAN BROTHERHOOD REALTY FUND I
                             STATEMENT OF PARTNERS' EQUITY
                    FROM DECEMBER 31, 1993 THROUGH SEPTEMBER 30, 1996
                                    (in thousands)

                                                             Total
                                        General   Limited   Partners'
                                        Partner   Partners   Equity
                                        -------   --------  ---------

Balance at December 31, 1993                 5     4,633      4,638

  Net income                                 3       309        312

  Distributions to Limited Partners                 (255)      (255)
                                       -------    ------     ------

Balance at December 31, 1994                 8     4,687      4,695

  Net income                                 3       261        264

  Distributions to Limited Partners                 (255)      (255)
                                       -------    ------     ------

Balance at December 31, 1995                11     4,693      4,704

  Net income                                10     1,019      1,029

  Distributions to Limited Partners                 (192)     (192)
                                       -------    ------     ------

Balance at September 30, 1996          $    21    $5,520     $5,541
                                       =======    ======     ======

                              See accompanying notes.

                       LUTHERAN BROTHERHOOD REALTY FUND I
                            STATEMENT OF CASH FLOW
                                 (Unaudited)
                                 (thousands)

                                                        Nine Months Ended
                                                           September 30
                                                        1996          1995
                                                        ----          ----

Net Income                                             $1,029       $231

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization                              79         68
Distributions from joint ventures                         124        117
Equity in joint venture earnings                          (18)      (131)
Gain on sale of Worthington Green Associates             (956)

Changes in assets and liabilities:
  Receivable from affiliates                                6        (40)
  Other assets                                           (213)         6
  Payable to affiliates                                    72        (14)
  Property taxes payable                                   33         32
  Other accrued operating expenses                                    47
                                                        -----      -----
Net cash provided by operating activities                 156        316
                                                        -----      -----

Cash flows from investing activities:
  Capital improvements                                               (32)
  Tenant reimbursements - capital improvements                        23
  Capital infusion to Minnetonka 225                      (30)
  Capital infusion to Minnetonka 300/400                  (20)
  Proceeds from sale of Worthington Green Associates    1,445
                                                        -----      -----

Net cash provided by (used in) investing activities     1,395         (9)
                                                        -----      -----

Cash flows from financing activities:
   Distributions to partners                             (191)      (191)
                                                        -----      -----

Net cash used in financing activities                    (191)      (191)
                                                        -----      -----

Net increase in cash and cash equivalents               1,360        116

Cash and cash equivalents at beginning of period          610        521
                                                        -----      -----

Cash and cash equivalents at end of period             $1,970       $637
                                                       ======      =====


Supplemental Schedules:
  Interest paid                                         $   0      $   0
  Income taxes paid                                     $   0      $   0

                           See accompanying notes.

Note 1.  Organization and Partnership Matters

Termination of the Offering

The Partnership's offering expired on February 11, 1989, having raised a total of $6,365,000 in contributed capital (including Initial Limited Partner's Contribution) from which the Partnership netted $5,719,000 after underwriting commissions and registration expenses.

Note 2.  Net Income Per Partnership Unit

The Partnership Agreement of the Partnership ("Partnership Agreement") provides for net income and net losses from operations for financial reporting purposes to be allocated 99% to the Limited Partners and 1% to the General Partner. Net income per weighted average number of Limited Partnership Units is computed by dividing net income allocated to the Limited Partners by the weighted average number of Limited Partnership Units outstanding. Per unit information has been computed based on 63,803 weighted average units outstanding at both September 30, 1996 and September 30, 1995.

Note 3.  Real Estate Investments

On September 29, 1989, the Partnership restructured (the "Restructure") its investment portfolio by consummating the following agreements entered into as of June 30, 1989. The Restructure completely eliminated the Partnership's debt.

     Worthington Green Associates

Pursuant to a joint venture agreement, Lutheran Brotherhood ("LB"), a Minnesota Fraternal Benefit Society and the parent of the General Partner contributed $6,161,595 cash for an 84% interest in a joint venture. The Partnership deeded the Village at Worthington Green ("Village") to the joint venture for a 16% interest in the joint venture and $6,161,595 cash. On December 1, 1989, the agreement was revised to increase the Partnership's interest in the joint venture to 19.3% in exchange for the Partnership's payment of an additional $200,000 in cash.

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

At September 30, 1996 the assets and liabilities of the joint ventures were as follows (in thousands):

                                    Minnetonka   Minnetonka   Worthington
                                        225      300 & 400      Green
                                    Associates   Associates   Associates
                                    ----------   ----------   ----------

     Land                            $   369      $  687
     Property less depreciation        1,402       1,934
     Deferred charges (net)
             and other assets            112         269       $1,097
                                     -------       -----       ------
                                       1,883       2,890        1,097
     Liabilities                         (34)        (60)      (1,097)
                                      ------      ------       ------
     Net assets                       $1,849      $2,830       $    0
                                      ======      ======       ======

Revenues and expenses of the joint ventures for the nine month periods ending September 30, 1996 and 1995 were as follows (in thousands):




                                            Minnetonka              Minnetonka            Worthington
                                                225                  300 & 400               Green
                                            Associates              Associates             Associates
                                            ----------              ----------             ----------

                                           September 30,           September 30,          September 30,
                                        1996         1995       1996        1995        1996     1995
                                        ----         ----       ----        ----        ----     ----

     Revenues                           $  334    $  323      $   479     $   472      $  764     $  859
     Property taxes                        (64)      (88)        (116)       (102)        (88)      (103)
     Management fee                        (13)      (14)         (18)        (21)        (33)       (28)
     Other operating expenses              (37)      (51)        (191)        (92)       (252)      (277)
     Tenant improvement amortization      (144)      (24)        (194)        (30)
     Depreciation                          (28)      (35)         (66)        (95)       (140)      (196)
                                        ------    ------      -------      ------      ------     ------
     Net income                             48       111         (106)        132         251        255

     Partnership interest                33.3%     33.3%        33.3%       33.3%       19.3%      19.3%
                                        ------    ------      -------      ------      ------     ------
     Partnership income                 $   16    $   37      $   (35)     $   44      $   48     $   50
                                        ======    ======      =======      ======      ======     ======




As a result of the Partnership's Limited Partners approving on July 3, 1996, a Liquidation Proposal contemplating the sale of the Partnership's property and the properties held by joint ventures in which the Partnership is a co-venturer (the "Liquidation Proposal"), all of Partnership's real estate investments became classified as long-lived assets to be disposed of. Therefore, in the third quarter of 1996, these real estate investments were written down to net realizable value by amortizing the balance of capital leasehold improvements. Additionally, depreciation was not recorded in the third quarter.

Note 4.  Commitments, Contingencies, and Subsequent Events

Commitments

Under the Partnership Agreement, the Partnership is required to maintain reasonable reserves for normal repairs, replacements, working capital, and contingencies in an amount equal to at least 3% of Capital Contributions.

In the event expenditures are made from these reserves, a portion of the cash generated from operating revenue must be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, including cash on hand and short term securities, at September 30, 1996 and December 31, 1995 were in excess of 3% of Capital Contributions.

Pending Litigation

The Partnership is not a party to, nor is any of the Partnership's property the subject of, any material legal proceedings.

Subsequent Distribution

Subsequent to quarter end, but as of September 30, 1996, the Partnership paid distributions totaling $63,803, to the Limited Partners reflecting a rate of 4% per annum on the Limited Partners' invested capital.

Subsequent Event

As previously reported in the notes to the Partnership's June 30, 1996 financial statements as a subsequent event, the Limited Partners approved the Liquidation Proposal described in the Proxy Statement mailed to them on or about June 11, 1996. The terms of the Liquidation Proposal included sale of the property owned by the Partnership and the properties owned by joint ventures in which the Partnership is a co-venturer ("the properties") over a period of time not to exceed two years from the date of Limited Partner approval, followed by the dissolution and winding up of the Partnership.

The property owned by the Worthington Green joint venture was sold during the current quarter on August 19, 1996 and the Partnership's interest in the sale proceeds is appropriately reflected in the financial statements.

All remaining properties (Minnetonka properties and the Northwest Distribution Center) were sold on October 16, 1996, completing the sales portion of the liquidation process. The Partnership will distribute in December the net cash proceeds of the sales of all properties (together with interest earned on the proceeds from the date of sale) after deduction of expenses to complete the liquidation and winding up of the Partnership.

The Partnership will file a Certificate of Dissolution with the California Secretary of State before making this distribution and complete the winding up of the Partnership and file a Certificate of Cancellation.

Note 5.  Fees and Reimbursements

For the nine months ended September 30, 1996 and 1995, the Partnership was allocated $78,000 and $25,000, respectively, in partnership administrative expenses by the General Partner and other affiliated entities.

Note 6.  Recently Issued Accounting Standards

Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121").

As a result of the adoption, the Partnership reviews long-lived assets to be held and used on a quarterly basis for events or changes in circumstances which indicate that the carrying amount of the assets may not be recoverable. As a result of this review, no material adjustments had been made to the carrying value of the Partnership's real estate investments through June 30, 1996.

However, as a result of the approval of the Liquidation Proposal, the Partnership's real estate investments have become classified as long-lived assets to be disposed of effective July 3, 1996. As a result, these investments have been written down to net realizable value, as described more fully in note 3.


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

At a special meeting of the Limited Partners held on July 3, 1996, the Limited Partners approved a liquidation proposal to begin the process of selling the Properties and winding up the Partnership. The General Partner sold the Worthington Green property on August 19, 1996. As indicated in the subsequent event note to the financial statements, the General Partner sold the remaining properties on October 16, 1996 and is currently in the process of winding up the Partnership.


RESULTS OF OPERATIONS

There continued to be little change in gross rental revenues for NWDC during both the third quarter and first nine months of 1996 compared to the same periods in 1995 because occupancy levels were at 100% during all periods. Administrative expenses for all periods increased substantially in 1996 compared to 1995 due to legal fees and other costs incurred by the General Partner in conducting the liquidation approval process and in negotiating the sales of the properties. Depreciation and amortization were also higher for both periods in 1996 compared to 1995 because the unamortized balance of tenant improvements was expensed when the property was made available for sale. In contrast, other property expenses significantly declined for both periods in 1996 compared to 1995 due primarily to costs incurred in 1995 for painting the exterior of the building and partial replacement of the retaining wall.

The Partnership had a loss from joint ventures of $56,000 during the third quarter of 1996 compared to income of $42,000 during the third quarter of 1995 and income of $29,000 during the first nine months of 1996 compared to $131,000 during the first nine months of 1995. However, not included in the above figures for 1996 was the Partnership's share of the gain on the sale of Worthington Green apartment complex.

The Partnership's share of joint venture income from the Worthington Green joint venture declined to $11,000 for the third quarter of 1996 from $13,000 during the third quarter of 1995 and to $48,000 during the first nine months of 1996 from $49,000 during the first nine months of 1995. Revenues and expenses were significantly lower during 1996 compared to 1995 because the Worthington Green apartment complex was sold on August 19, 1996. The Partnership's share of the gain from the sale was $956,000.

The Minnetonka 225 joint venture had a net loss during the third quarter of 1996 despite a slight increase in gross rental revenues. This loss resulted from writing off the remaining balances for all tenant improvements when the property was made available for sale during the quarter. The Partnership's share of the 1996 third quarter loss was $20,000 compared to net income of $12,000 during the third quarter of 1995. For the first nine months of 1996, the Partnership's share of joint venture income was $16,000 compared to $37,000 during the same period in 1995.

The Minnetonka 300/400 joint venture incurred losses during both the third quarter and first nine months of 1996 due to the write-off of tenant improvements together with parking lot improvements and exterior block repairs to the properties during the second and third quarters. The Partnership's share of the net loss during third quarter of 1996 was $47,000 compared to $17,000 of net income for the third quarter of 1995. The comparative figures for the first nine months of 1996 and 1995 were a $35,000 net loss and $44,000 in net income, respectively.


INFLATION

The moderate inflation experienced in 1995 had little effect on the Partnership's operations. It is anticipated that during 1996, inflation will continue at a moderate level and that the Partnership's operations will not be significantly influenced by inflation.


PROPERTY HIGHLIGHTS

Northwest Distribution Center

The property continued to be 100% occupied throughout the third quarter. As indicated in the subsequent event note to the financial statements, this property was sold on October 16, 1996.

The Village at Worthington Green

The property was sold on August 19, 1996. Income and expenses for the third quarter were pro-rated with the purchaser as of the date of closing. A net gain of $956,000 was realized on the sale.

Minnetonka Industrial Properties

All properties were 100% occupied as of the end of the third quarter.
During August, the owner completed the relocation of a tenant formerly at the Minnetonka 300 building into the remaining vacant space at the Minnetonka 400 building. Another tenant at the Minnetonka 300 building expanded into the space vacated by the relocating tenant. As indicated in the subsequent event note to the financial statements, these properties were also sold on October 16, 1996.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Partnership held cash and cash equivalents of $1,970,000. The Partnership improved its cash position by $1,360,000 during the first nine months as a result of net cash provided from operating activities of $156,000 and by investing activities of $1,395,000 offset by distributions to Partners of $191,000.

The Partnership has sufficient cash and cash equivalents to meet its 3% required reserve.

                                    PART II

                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  No exhibits are filed as part of this report.

     (b) A report on Form 8-K dated August 19, 1996 was filed by the Partnership for purposes of reporting the sale of the property held by the Worthington Green joint venture.

     (c) A report on Form 8-K dated October 16, 1996 was filed by the Partnership for purposes of reporting the sale of the Minnetonka Properties and the NWDC property.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         LUTHERAN BROTHERHOOD REALTY FUND I,
                                         a California limited partnership


                                         By:  Lutheran Brotherhood Real
                                              Estate Products Company,
                                              Its General Partner



Date:  November 14, 1996                 By:  /s/ Mitchell F. Felchle
       -----------------                    -------------------------------
                                              Mitchell F. Felchle
                                              President



Date:  November 14, 1996                  By:  /s/ Anita J. T. Young
       -----------------                     -------------------------------
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